Form 10-Q
period 1996-06-30
CMC SECURITIES CORP I
filed 1996-08-13
CIK 793278

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 -----
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-5539

                         CMC SECURITIES CORPORATION I
            (Exact name of Registrant as specified in its Charter)

                    NEVADA                         75-2449544
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)       Identification No.)

      2711 NORTH HASKELL, DALLAS, TEXAS              75204
   (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

             (Former name, former address and former fiscal year,
                         if changed from last report)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                        1,000 as of August 6, 1996

================================================================================

                         CMC SECURITIES CORPORATION I
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


                                     INDEX



                                                                    PAGE
                                                                    ----
                       PART I. -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Balance Sheet -- June 30, 1996 and December 31, 1995...............  3

 Statement of Operations -- Quarter and Six Months Ended
  June 30, 1996 and 1995............................................  4

 Statement of Cash Flows -- Six Months Ended June 30, 1996 and 1995.  5

 Notes to Financial Statements......................................  6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............  8

                         PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K............................  8

SIGNATURES..........................................................  9

                       PART I. -- FINANCIAL INFORMATION
                         CMC SECURITIES CORPORATION I
                                 BALANCE SHEET
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1. FINANCIAL STATEMENTS


                                       JUNE 30, 1996   DECEMBER 31, 1995
                                       --------------  -----------------
                                        (UNAUDITED)

ASSETS
 Mortgage securities collateral           $683,288          $723,767
 Cash and cash equivalents                       1                 1
                                          --------          --------

                                          $683,289          $723,768
                                          ========          ========

LIABILITIES
 Collateralized mortgage securities       $683,288          $723,767
 Accrued expenses                               25                20
                                          --------          --------

                                           683,313           723,787
                                          --------          --------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  10,000 shares authorized,
  issued and outstanding                        10                10
 Paid-in capital                                69                60
 Accumulated deficit                          (103)              (89)
                                          --------          --------

                                               (24)              (19)
                                          --------          --------

                                          $683,289          $723,768
                                          ========          ========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION I
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                         QUARTER ENDED       SIX MONTHS ENDED
                                            JUNE 30              JUNE 30
                                      ------------------    ------------------
                                        1996      1995        1996      1995
                                      --------  --------    --------  --------

Interest income on mortgage
 securities collateral                 $12,949   $14,344     $26,390   $28,971

Interest expense on collateralized
 mortgage securities                    12,534    13,886      25,547    27,971
                                       -------   -------     -------   -------

    Net interest income                    415       458         843     1,000
                                       -------   -------     -------   -------

Other expenses:
  Management fees                            2         2           5         5
  Professional fees and other                2         4           9        12
  Pool insurance                           415       458         843     1,000
                                       -------   -------     -------   -------

    Total other expenses                   419       464         857     1,017
                                       -------   -------     -------   -------

Net loss                               $    (4)  $    (6)    $   (14)  $   (17)
                                       =======   =======     =======   =======




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION I
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)



                                             SIX MONTHS ENDED JUNE 30
                                             -------------------------
                                               1996             1995
                                             --------         --------

OPERATING ACTIVITIES:
 Net loss                                    $    (14)        $    (17)
 Noncash item - amortization of
  discount and premium                            (18)           1,829
 Net change in other assets and
  accrued expenses                                  5               11
                                             --------         --------
     Net cash provided (used) by
      operating activities                        (27)           1,823
                                             --------         --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral          40,178           29,171
  Decrease in accrued interest receivable         250              176
  Decrease in short-term investments                3               78
                                             --------         --------
     Net cash provided by
      investing activities                     40,431           29,425
                                             --------         --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities            (40,178)         (30,696)
  Decrease in accrued interest payable           (235)            (558)
 Capital contributions                              9                6
                                             --------         --------
     Net cash used by financing
      activities                              (40,404)         (31,248)
                                             --------         --------

Net change in cash and cash equivalents             -                -

Cash and cash equivalents at beginning
 of period                                          1                9
                                             --------         --------

Cash and cash equivalents at end of
 period                                      $      1         $      9
                                             ========         ========




See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION I
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended December 31, 1995.

NOTE B -- DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

Estimated fair values of mortgage securities collateral have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by the Parent's lenders in connection with designating collateral for repurchase arrangements.

Disclosures regarding fair values of mortgage securities collateral are summarized as follows (in thousands):

                          JUNE 30, 1996   DECEMBER 31, 1995
                          --------------  ------------------

     Carrying amount         $683,288          $723,767
     Unrealized gains               -             7,569
     Unrealized losses        (20,232)           (8,089)
                             --------          --------

      Fair value             $663,056          $723,247
                             ========          ========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the Company's redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the quarter or six months ended June 30, 1996 or during 1995.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities for the periods shown (dollars in thousands):

                                              QUARTER ENDED JUNE 30
                                       ------------------------------------
                                             1996               1995
                                       -----------------  -----------------
                                                AVERAGE            AVERAGE
                                       AMOUNT     RATE    AMOUNT     RATE
                                       -------  --------  -------  --------

Interest income on mortgage
 securities collateral                 $12,949    7.56%   $14,344    7.56%
Interest expense on
 collateralized mortgage securities     12,534    7.32     13,886    7.32
                                       -------            -------
Net interest income                    $   415            $   458
                                       =======            =======

                                             SIX MONTHS ENDED JUNE 30
                                       ------------------------------------
                                             1996               1995
                                       -----------------  -----------------
                                                AVERAGE            AVERAGE
                                       AMOUNT     RATE    AMOUNT     RATE
                                       -------  --------  -------  --------

Interest income on mortgage
 securities collateral                 $26,390    7.58%   $28,971    7.57%
Interest expense on
 collateralized mortgage securities     25,547    7.34     27,971    7.31
                                       -------             -------
Net interest income                    $   843             $ 1,000
                                       =======             =======

The following tables summarize the amount of change in interest income on mortgage securities collateral and interest expense on collateralized mortgage securities due to changes in effective interest rates, versus changes in volume for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 (in thousands):

                                           QUARTER ENDED JUNE 30, 1996
                                          ------------------------------
                                           RATE*     VOLUME*     TOTAL
                                          --------  ---------  ---------

Interest income on mortgage securities
 collateral                                 $(13)    $(1,382)   $(1,395)
Interest expense on collateralized
 mortgage securities                         (13)     (1,339)    (1,352)
                                            ----     -------    -------
                                            $  -     $   (43)   $  ( 43)
                                            ====     =======    =======

                                          SIX MONTHS ENDED JUNE 30, 1996
                                          ------------------------------
                                           RATE*     VOLUME*     TOTAL
                                          --------  ---------  ---------

Interest income on mortgage securities
 collateral                                 $ 42     $(2,623)   $(2,581)
Interest expense on collateralized
 mortgage securities                         118      (2,542)    (2,424)
                                            ----     -------    -------
                                            $(76)    $   (81)   $  (157)
                                            ====     =======    =======

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------

CMC Securities Corporation I (the "Company"), was incorporated in Nevada on May 7, 1986 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

Since inception the Company has issued approximately $1.7 billion of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company did not issue any CMOs during the second quarter of 1996.

Net operating losses are due to operational costs not directly related to CMO issuances.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

All ongoing CMO-related expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing CMO-related expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.


                         PART II. -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

    Exhibit 27 Financial Data Schedule (electronic filing only).

(b) Reports on Form 8-K:  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CMC SECURITIES CORPORATION I



Date:  August 6, 1996                  By /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  August 6, 1996                  By /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer