Form 10-K
period 1996-12-31
CMC SECURITIES CORP I
filed 1997-03-18
CIK 793278

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----
        ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-5539


                         CMC SECURITIES CORPORATION I
            (Exact name of Registrant as specified in its Charter)

          NEVADA                                           75-2449544
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     2711 NORTH HASKELL AVENUE                                75204
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (214) 874-2323

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K

AT MARCH 31, 1997 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 7, 1997:  10,000

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                         CMC SECURITIES CORPORATION I

                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                                                       Page
                                                                       ----

                                    PART I

ITEM  1.    BUSINESS................................................     1

ITEM  2.    PROPERTIES..............................................     2

ITEM  3.    LEGAL PROCEEDINGS.......................................     3


                                    PART II

ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS........................    3

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........    3

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............    3

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE....................   14


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K....................................   15

                                    PART I
ITEM 1.   BUSINESS.

Organization

CMC Securities Corporation I (the "Company"), was incorporated in Nevada on May 7, 1986 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). The Company was acquired from CMF Mortgage Funding Corporation ("CMF"), a former subsidiary of CMC, on July 29, 1994 pursuant to an Agreement and Plan of Merger (see below). CMC is a publicly-owned real estate investment trust that, until late in 1995, operated as a mortgage conduit, purchasing and securitizing single-family residential mortgage loans. The Company is managed by CMC (the "Manager").

Pursuant to the Agreement and Plan of Merger dated July 29, 1994 (the "Agreement") between the Company and CMC Securities Corporation I-A ("CMCSC I-A"), a newly formed and wholly-owned subsidiary of CMC with a corporate charter and organizational structure that is identical in almost all respects to that of the Company, the Company was merged with and into CMCSC I-A, whereby the existence of the Company ceased and CMCSC I-A acquired all of the assets and assumed all of the liabilities of the Company as the surviving entity. As merger consideration to CMF, CMCSC I-A paid an amount of $7,139 in cash. As a part of the merger, CMCSC I-A changed its name to CMC Securities Corporation I, and from July 29, 1994 forward has been referred to as the "Company."

The Company was formed and exists solely for the purpose of owning mortgage-backed, pass-through certificates ("Certificates") financed through the issuance of collateralized mortgage obligations ("CMOs"), which evidence an interest in a pool of mortgage loans secured by single-family residences. On September 16, 1992 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $1.732 billion aggregate principal amount of CMOs.

The Company issued its first series of CMOs under its amended registration statement on October 30, 1992. For the purpose of this filing, October 30, 1992 is referred to as the commencement of operations of the Company. As of November 30, 1993, the Company had issued 10 series of CMOs with an aggregate original principal balance of $1,727,627,000 essentially issuing the maximum amount of securities provided for in the amended registration statement.

Special-Purpose Finance Corporation

The Company has not engaged, and will not engage in any business or investment activities other than (i) issuing and selling CMOs and receiving, owning, holding and pledging as collateral the related Certificates; (ii) investing cash balances on an interim basis in high quality short-term securities; (iii) transferring, pledging or assigning the rights to any amounts remitted or to be remitted to the Company in relation to CMOs; and (iv) engaging in other activities which are necessary or expedient to accomplish the foregoing and are incidental thereto.

Competition

In issuing CMOs, the Company competes with other issuers of these securities and the securities themselves compete with other investment opportunities available to prospective purchasers. The Company does not currently anticipate issuing additional CMOs as it has essentially issued the maximum amount of securities as provided for in its amended registration statement.

Employees

At December 31, 1996 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

Management Agreement

Pursuant to a management agreement, the Manager advises the Company with respect to its investments and administers the day-to-day operations of the Company.
The management agreement is nonassignable except by consent of the Company and the Manager. The management agreement may be terminated without cause at any time upon 90 days written notice. In addition, the Company has the right to terminate the management agreement upon the happening of certain specified events, including a breach by the Manager of any provision contained in the management agreement which remains uncured for 30 days after notice of such breach and the bankruptcy or insolvency of the Manager.

The Manager is at all times subject to the supervision of the Company's Board of Directors and has only such functions and authority as the Company delegates to it. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate. The Manager receives an annual basic management fee of $10,000 per year for managing the assets pledged to secure Bonds issued by the Company.

The Manager is required to pay employment expenses of its personnel (including salaries, wages, payroll taxes, insurance, fidelity bonds, temporary help and costs of employee benefit plans), and other office expenses, travel and miscellaneous administrative expenses of the Manager and expenses incurred in supervising and monitoring the Company's investments. The Company is required to pay all other expenses of operation (as defined in the Management Agreement).

Servicing and Administration

The originators of mortgage loans backing the Non-Agency Certificates either service the loans themselves or Capstead Inc., a subsidiary of CMC, is the servicer. Capstead Inc. services single-family mortgage loans and participates in other mortgage banking activities. The Company enters into servicing agreements with each servicer. The terms and conditions of servicing agreements with Capstead Inc. are substantially the same as those contained in servicing agreements with unrelated third parties.

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. At December 31, 1996 Capstead Inc. serviced approximately 35% of the principal balance of the Company's mortgage loans. During 1996, 1995 and 1994, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $822,000, $930,000 and $988,000, respectively. In addition CMC is the administrator with respect to the Company's Non-Agency Certificates. During 1996, 1995 and 1994, CMC retained fees for administering the Non-Agency Certificates of $336,000, $384,000 and $626,000, respectively.

ITEM 2.   PROPERTIES.

The Company's operations are conducted primarily in Dallas, Texas on properties leased by CMC.

ITEM 3.   LEGAL PROCEEDINGS.

As of the date hereof, there are no material legal proceedings outside the normal course of business to which the Company was a party or of which any of its property was the subject.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

All of the Company's common stock is owned by CMC. Accordingly, there is no public trading market for its common stock. To date the Company has not paid dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

From October 30, 1992 to November 30, 1993 the Company issued 10 series of CMOs with an aggregate original principal balance of $1,727,627,000. No CMOs have been issued since November 30, 1993. The Company elected Real Estate Mortgage Investment Conduit ("REMIC") status for tax purposes on these transactions. On 3 of the CMOs issued in 1992 totaling $407,206,000, the Company simultaneously sold the right to receive all of the excess cash flows on the mortgage loans pledged as collateral and the bonds issued (the residual investment) to outside investors. Therefore, these 3 transactions were recorded as sales and the collateral and bonds are not reflected on the Company's balance sheet. No gain or loss was recognized on these sale transactions as the collateral was transferred from CMF at fair value as established by the net proceeds received from the underwriter of the CMO. The remaining two CMO issuances in 1992 and the CMO issuances in 1993 were accounted for as financings because an affiliate of the Company retained investments in the CMOs. As financings, CMO collateral and bonds are reflected on the balance sheet.

Since the Company did not retain any investment in any of the CMOs issued, no economic benefit was or will be received and thus no net income or loss was or will be recognized related to these CMOs. The Company's net losses are due to operational costs incurred (management fees and professional fees).

Liquidity and Capital Resources

All ongoing CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest.
The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

Recent Accounting Pronouncements

In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets would be recorded as sales. The Company will adopt this pronouncement on January 1, 1997. Since the Company is no longer an active issuer of CMOs, this adoption is not expected to have a material impact on the results of operations or financial position of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          REPORT OF ERNST & YOUNG LLP
                             INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation I

We have audited the accompanying balance sheet of CMC Securities Corporation I (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1996 and 1995, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation I at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Dallas, Texas
January 22, 1997

                         CMC SECURITIES CORPORATION I
                                 BALANCE SHEET
                     (In thousands, except per share data)



                                                 December 31
                                              -------------------
                                                1996       1995
                                              --------   --------

Assets
  Mortgage securities collateral              $647,407   $723,767
  Cash and cash equivalents                          1          1
                                              --------   --------

                                              $647,408   $723,768
                                              ========   ========


Liabilities
  Collateralized mortgage securities          $647,407   $723,767
  Accrued expenses                                  30         20
                                              --------   --------

                                               647,437    723,787
                                              --------   --------

Stockholder's Equity
  Common stock - $1 par value, 10,000 shares
  authorized, issued and outstanding                10         10
  Paid-in capital                                   72         60
  Accumulated deficit                             (111)       (89)
                                              --------   --------

                                                   (29)       (19)
                                              --------   --------
                                              $647,408   $723,768
                                              ========   ========



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION I
                            STATEMENT OF OPERATIONS
                                (In thousands)



                                         Year Ended December 31
                                      ----------------------------
                                        1996      1995      1994
                                      -------   --------  --------

Interest income on mortgage
  securities collateral               $51,372   $56,876   $63,069

Interest expense:
  Collateralized mortgage securities   49,728    54,985    61,114
  Payable to Parent                         -         -         1
                                      -------   -------   -------

   Total interest expense              49,728    54,985    61,115
                                      -------   -------   -------

   Net interest income                  1,644     1,891     1,954
                                      -------   -------   -------
Other expenses:
  Management fees                          10        10        10
  Professional fees and other              12        15        11
  Pool insurance                        1,644     1,891     1,955
                                      -------   -------   -------

   Total other expenses                 1,666     1,916     1,976
                                      -------   -------   -------
Net loss                              $   (22)  $   (25)  $   (22)
                                      =======   =======   =======



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION I
                       STATEMENT OF STOCKHOLDER'S EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
                                (In thousands)



                          Common Stock
                         --------------    Paid-in   Accumulated
                         Shares  Amount    Capital     Deficit       Total
                         ------  ------    -------   -----------     -----

Balance at
 January 1, 1994             10    $ 10   $    -      $   (42)       $ (32)

Capital contributions         -       -       59            -           59

Net loss                      -       -        -          (22)         (22)
                           ----    ----     ----      -------        -----
Balance at
 December 31, 1994           10      10       59          (64)           5

Capital contributions         -       -        1            -            1

Net loss                      -       -        -          (25)         (25)
                           ----    ----     ----      -------        -----
Balance at
 December 31, 1995           10      10       60          (89)         (19)

Capital contributions         -       -       12            -           12

Net loss                      -       -        -          (22)         (22)
                           ----    ----     ----       ------        -----
Balance at
 December 31, 1996           10    $ 10     $ 72       $ (111)       $ (29)
                           ====    ====     ====       ======        =====



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION I
                            STATEMENT OF CASH FLOWS
                                (In thousands)




                                                Year Ended December 31
                                           -------------------------------
                                             1996       1995        1994
                                           --------   --------    --------

Operating activities:
  Net loss                                 $    (22)  $    (25)   $    (22)
  Noncash item - amortization of
   discount and premium                         (35)      (110)      2,902
  Net change in other assets and
   accrued expenses                              10         16           -
                                           --------   --------    --------
    Net cash provided (used) by
     operating activities                       (47)      (119)      2,880
                                           --------   --------    --------
Investing activities:
  Mortgage securities collateral:
   Principal collections on collateral       75,803     62,803     219,015
   Decrease in accrued interest receivable      469        387       1,529
   Decrease (increase) in short-term
    investments                                   5         81         (18)
                                           --------   --------    --------
    Net cash provided by
     investing activities                    76,277     63,271     220,526
                                           --------   --------    --------
Financing activities:
  Collateralized mortgage securities:
   Principal payments on securities         (75,803)   (62,803)   (222,287)
   Decrease in accrued interest payable        (439)      (358)     (1,141)
   Decrease in payable to Parent                  -          -         (30)
Capital contributions                            12          1          59
                                           --------   --------    --------
    Net cash used by
     financing activities                   (76,230)   (63,160)   (223,399)
                                           --------   --------    --------
Net change in cash and cash
  equivalents                                     -         (8)          7

Cash and cash equivalents at
  beginning of year                               1          9           2
                                           --------   --------    --------
Cash and cash equivalents at
  end of year                              $      1   $      1    $      9
                                           ========   ========    ========



See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION I
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



NOTE A - BUSINESS

CMC Securities Corporation I (the "Company"), was incorporated in Nevada on May 7, 1986 as a special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. The Company is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC"). CMC acquired the Company from CMF Mortgage Funding Corporation ("CMF"), a former subsidiary of CMC, on July 29, 1994 pursuant to an Agreement and Plan of Merger (see Note
G).

NOTE B - ACCOUNTING POLICIES

Use of Estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Securities Held-To-Maturity
---------------------------
Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Mortgage Securities Collateral
------------------------------
Mortgage securities collateral consists of debt securities classified as held-to-maturity. Amortized cost is adjusted for amortization of premiums and discounts over the estimated life of the security using the interest method. Such amortization is included in related interest income.

Mortgage securities collateral is subject to changes in value because of changes in interest rates and rates of prepayment, as well as failure of the mortgagor to perform under the mortgage agreement. The Company has limited its exposure to these risks by issuing collateralized mortgage securities and by acquiring mortgage pool insurance and special hazard insurance.

Allowance For Possible Losses
-----------------------------
The Company provides for possible losses on its investments in amounts which it believes are adequate relative to the risk inherent in such investments. The Company does not provide for losses resulting from covered defaults on investments with mortgage pool insurance and special hazard insurance (see Note
F).

Collateralized Mortgage Securities
----------------------------------
Collateralized mortgage securities are carried at their unpaid principal balances, net of unamortized discount or premium. Any discount or premium is recognized as an adjustment to interest expense by the interest method over the life of the related securities.

Income Taxes
------------
The Company was consolidated with CMF for income tax purposes through July 29, 1994 and had incurred losses through that date. Since July 29, 1994 the Company has operated as a qualified real estate investment trust ("REIT") subsidiary of CMC, which itself is a REIT, and is combined with CMC for federal income tax purposes. REITs are not taxed at the corporate level provided that certain requirements are met. Accordingly, no provision is required for federal income taxes.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Recent Accounting Pronouncements
--------------------------------
In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for all types of securitization transactions involving the transfer of financial assets including collateralized borrowing arrangements. Under SFAS 125 most securitizations of financial assets would be recorded as sales. The Company will adopt this pronouncement on January 1, 1997. Since the Company is no longer an active issuer of CMOs, this adoption is not expected to have a material impact on the results of operations or financial position of the Company.

NOTE C - MORTGAGE SECURITIES COLLATERAL

Mortgage securities collateral consists of conventional single-family mortgage loans which are pledged to secure repayment of the collateralized mortgage securities. All principal and interest payments on the collateral are remitted directly to a collection account maintained by a trustee. The trustee is responsible for reinvesting those funds in short-term investments. All collections on the collateral and the reinvestment income earned thereon is available for payment of principal and interest on the collateralized mortgage securities. The components of mortgage securities collateral are summarized as follows (in thousands):

                                               Year Ended December 31
                                               ----------------------
                                                 1996          1995
                                               --------      --------

Mortgage collateral                            $642,909      $718,712
Short-term investments                               30            35
Accrued interest receivable                       3,942         4,411
                                               --------      --------
  Total collateral                              646,881       723,158
Unamortized premium                                 526           609
                                               --------      --------
  Net collateral                               $647,407      $723,767
                                               ========      ========

The weighted average effective interest rate for mortgage securities collateral was 7.58% during both 1996 and 1995.

NOTE D - COLLATERALIZED MORTGAGE SECURITIES

Each series of collateralized mortgage securities consists of various classes, some of which may be deferred interest, interest-only and principal-only securities. Substantially all classes of bonds (other than principal-only bonds) are at a fixed rate of interest. Interest is payable monthly at specified rates for all classes other than the deferred interest securities. Generally, principal payments on each series are made to each class in the order of their stated maturities so that no payment of principal will be made on any class until all classes having an earlier stated maturity have been paid in full. Generally, payments of principal and interest on the deferred interest securities will commence only upon payment in full of some or all other classes. Prior to that time, interest accrues on deferred interest securities and the amount accrued is added to the unpaid principal balance. Interest payments on interest-only bonds are based on a specified notional amount used only for the calculation of interest and no payments of principal are made. Principal-only bonds remit principal payments and no interest is paid. The components of collateralized mortgage securities are summarized as follows (dollars in thousands):

                                                    Year Ended December 31
                                                  --------------------------
                                                    1996              1995
                                                  --------          --------

Collateralized mortgage securities                $642,907          $718,710
Accrued interest payable                             4,138             4,577
                                                  --------          --------
  Total obligation                                 647,045           723,287
Unamortized premium                                    362               480
                                                  --------          --------

  Net obligation                                  $647,407          $723,767
                                                  ========          ========

Range of average interest rates                 6.56% to 7.85%  6.56% to 7.85%
Range of stated maturities                       2008 to 2023    2008 to 2023
Number of series                                       7               7


The maturity of each series of securities is directly affected by the rate of principal prepayments on the related mortgage securities collateral. Each series of securities is also subject to redemption at the Company's option provided that certain requirements specified in the related indenture have been met (referred to as "clean-up calls"). As a result, the actual maturity of any series of securities is likely to occur earlier than its stated maturity.

The weighted average effective interest rate for collateralized mortgage securities was 7.34% and 7.33% during 1996 and 1995, respectively. Interest payments on collateralized mortgage securities of $48,699,000, $54,154,000 and $59,795,000 were made during 1996, 1995 and 1994, respectively.

NOTE E - DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amount of cash and cash equivalents and payables to affiliates approximates fair value. The fair value of mortgage securities collateral was estimated using either quoted market prices, when available, including quotes made by CMC's lenders in connection with designating collateral for repurchase arrangements. The fair value of collateralized mortgage securities is dependent upon the characteristics of the mortgage securities collateral pledged to secure the issuance. Therefore, fair value was based on the same method used for determining fair value for the underlying mortgage securities collateral, adjusted for credit enhancements.

The following table summarizes the fair value of financial instruments (in thousands):


                                                     December 31, 1996
                                                    -------------------
                                                    Carrying     Fair
                                                     Amount      Value
                                                    --------   --------
Assets
  Cash and cash equivalents                          $      1  $      1
  Mortgage securities collateral                      647,407   645,162

Liabilities
  Accrued expenses                                         30        30
  Collateralized mortgage securities                  647,407   647,476

                                                      December 31, 1995
                                                     -------------------
                                                     Carrying     Fair
                                                      Amount      Value
                                                     --------    -------
Assets
  Cash and cash equivalents                          $      1  $      1
  Mortgage securities collateral                      723,767   723,247

Liabilities
  Accrued expenses                                         20        20
  Collateralized mortgage securities                  723,767   734,224

The fair values of mortgage securities collateral and cash equivalents reflect unrealized gains of $5.6 million and losses of $7.8 million at December 31, 1996, and unrealized gains of $7.6 million and losses of $8.1 million at December 31, 1995.

NOTE F - ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The

Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 1996.

Since approximately 57% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance.

NOTE G - CHANGE IN CONTROL

Pursuant to an Agreement and Plan of Merger dated July 29, 1994 (the "Agreement") between the Company and CMC Securities Corporation I-A ("CMCSC I-A"), a newly formed and wholly-owned subsidiary of CMC with a corporate charter and organizational structure identical in almost all respects to that of the Company, the Company merged with and into CMCSC I-A, whereby the existence of the Company ceased and CMCSC I-A acquired all of the assets and assumed all of the liabilities of the Company as the surviving entity. CMCSC I-A was capitalized by CMC with $59,000, a portion of which was used to pay $7,139 of merger consideration, as well as other amounts owed by the Company to CMF. As a part of the merger, CMCSC I-A changed its name to CMC Securities Corporation I.

NOTE H - MANAGEMENT AGREEMENT

The Company operates under a $10,000 per year management agreement with CMC (the
"Manager").   The agreement provides that the Manager will advise the Company with respect to all facets of its business and administer the day-to-day operations of the Company under the supervision of the Company's Board of Directors. The Manager pays, among other things, salaries and benefits of its personnel, accounting fees and expenses, and other office expenses incurred in supervising and monitoring the Company's investments.

NOTE I - TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Under the servicing agreements, Capstead Inc. retains from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. At December 31, 1996 Capstead Inc. serviced approximately 35% of the mortgage loans securing collateralized mortgage securities. Servicing fees of $822,000, $930,000 and $988,000 were retained by Capstead Inc. in 1996, 1995 and 1994, respectively.

CMC acts as administrator ("Bond Administrator") in relation to the Company's collateralized mortgage securities in which it performs certain administrative functions. The Bond Administrator receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $336,000, $384,000 and $626,000 in 1996, 1995 and 1994, respectively.

The Company signed a $500,000 revolving subordinated promissory note with CMF under which interest is accrued on amounts payable, based on the annual federal short-term rate as published by the Internal Revenue Service. The note was canceled August 1, 1994.

During 1994 and 1995 the Company had a $10 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matured January 1, 1996 and has been replaced with a $1 million note with similar terms that expires January 1, 1998. Repayments may be made as funds are available.

NOTE J - NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes the amount of interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                 1996               1995              1994
                          ------------------  -----------------  ---------------
                                     Average            Average          Average
                          Amount      Rate    Amount     Rate    Amount    Rate
                          ------     -------  ------    -------  ------  -------
Interest income on
  mortgage securities
  collateral              $51,372    7.58%   $56,876     7.58%  $63,069   7.64%
Interest expense on
  collateralized
  mortgage securities      49,728    7.34     54,985     7.33    61,114   7.41
                          -------            -------            -------
Net interest income       $ 1,644            $ 1,891            $ 1,955
                          =======            =======            =======



The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                   1996/1995
                                         ---------------------------
                                           Rate     Volume    Total
                                           ----     ------    -----
Interest income on mortgage
  securities collateral                  $    30   $(5,534)  $(5,504)
Interest expense on collateralized
  mortgage securities                         97    (5,354)   (5,257)
                                         -------   -------   -------
                                         $   (67)  $  (180)  $  (247)
                                         =======   =======   =======

                                                   1995/1994
                                         ---------------------------
                                           Rate    Volume     Total
                                           ----    ------     -----
Interest income on mortgage
  securities collateral                  $  (508)  $(5,685)  $(6,193)
Interest expense on collateralized
  mortgage securities                       (621)   (5,508)   (6,129)
                                         -------   -------   -------
                                         $   113   $  (177)  $   (64)
                                         =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

          1.  The following financial statements of the Company are included in
              ITEM 8:
                                                                       Page

              Balance Sheet - December 31, 1996 and 1995                 5
              Statement of Operations -  Three Years Ended
                December 31, 1996                                        6
              Statement of Stockholder's Equity -
                Three Years Ended December 31, 1996                      7
              Statement of Cash Flows - Three Years Ended
                December 31, 1996                                        8
              Notes to Financial Statements - December 31, 1996          9

          2.  Financial statement schedules:  None.

              All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          3.  Exhibits:

          Exhibit
          Number
          -------

           2.1 Agreement and Plan of Merger between the Company and CMCSC I-A dated July 29, 1994(11)
           3.1 Certificate of Incorporation of CMCSC I-A filed July 29, 1994 with the Secretary of State of Delaware(11)
           3.2 Certificate of Merger of the Company with and into CMCSC I-A, filed July 29, 1994 with the Secretary of State of Delaware(11)
           3.3   Bylaws for CMCSC I-A(12)
           3.4   Charter of CMCSC I-A, which includes Articles of
                 Incorporation(12)
           4.1 Form of Indenture between the Registrant and Texas Commerce Bank, National Association, as Trustee(1)
           4.2   Form of First Supplement to the Indenture(2)
           4.3   Form of Second Supplement to the Indenture(3)
           4.4   Form of Third Supplement to the Indenture(3)
           4.5   Form of Fourth Supplement to the Indenture(4)
           4.6   Form of Fifth Supplement to the Indenture(4)
           4.7   Form of Sixth Supplement to the Indenture(6)
           4.8   Form of Seventh Supplement to the Indenture(6)
           4.9   Form of Eighth Supplement to the Indenture(6)
           4.10  Form of Ninth Supplement to the Indenture(7)
           4.11  Form of Tenth Supplement to the Indenture(8)
          10.1   Form of Pooling and Administrative Agreement(1)
          10.2   Form of Servicing Agreement(1)
          10.3 Management Agreement between the Company and Capstead Advisers, Inc. dated January 1, 1993(9)
          10.4 Amended Management Agreement between the Company and Capstead Advisers, Inc. dated October 1, 1993(10)

                                    PART IV
                             ITEM 14. - CONTINUED


          Exhibit
          Number
          -------
           27    Financial Data Schedule*

      (b)  Reports on Form 8-K:  None.

      (c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.


______________
(1) Incorporated herein by reference to the Company's Post-Effective Amendment No. 2 to Registration Statement on Form S-11 (No. 33-5539) filed June 9, 1989.
(2) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on October 30, 1992.
(3) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on November 30, 1992.
(4) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on December 23, 1992.
(5) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on February 26, 1993.
(6) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on April 30, 1993.
(7) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on June 30, 1993.
(8) Previously filed with the Commission as an exhibit to the Registrant's Current Report on Form 8-K on November 30, 1993.
(9) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
(10) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(11) Previously filed with the Commission as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(12) Previously filed with the Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
  *  Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CMC SECURITIES CORPORATION I
                                            Registrant


Date:  March 7, 1997                By:  /s/ ANDREW F. JACOBS
                                       ------------------------------
                                            Andrew F. Jacobs
                                       Senior Vice President-Control,
                                         Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                  Chairman, Chief                March 7, 1997
----------------------------         Executive Officer
     (Ronn K. Lytle)                 and Director



/s/ ANDREW F. JACOBS               Senior Vice President-         March 7, 1997
----------------------------         Control, Treasurer
     (Andrew F. Jacobs)              and Secretary



/s/ MAURICE MCGRATH                Director                       March 7, 1997
----------------------------
     (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.