Form 10-Q
period 1997-03-31
CMC SECURITIES CORP I
filed 1997-05-13
CIK 793278

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                               ----------------    ---------------------

COMMISSION FILE NUMBER:  33-5539

                          CMC SECURITIES CORPORATION I
             (Exact name of Registrant as specified in its Charter)

                  NEVADA                          75-2449544
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)       Identification No.)

          2711 NORTH HASKELL, DALLAS, TEXAS          75204
      (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code (214) 874-2323

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]   NO
                                               -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                          10,000 as of May 8, 1997

================================================================================

                          CMC SECURITIES CORPORATION I
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----

ITEM 1. Financial Statements

 Balance Sheet -- March 31, 1997 and December 31, 1996.............     1

 Statement of Operations -- QUARTER ENDED MARCH 31, 1997 AND 1996..     2

 Statement of Cash Flows -- QUARTER ENDED MARCH 31, 1997 AND 1996..     3

 Notes to Financial Statements.....................................     4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............     6

                          PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K...........................     6

SIGNATURES.........................................................     7

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION I
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS

                                         MARCH 31, 1997    DECEMBER 31, 1996
                                         ---------------   -----------------
                                           (UNAUDITED)

ASSETS
 Mortgage securities collateral              $627,867            $647,407
 Cash and cash equivalents                          1                   1
                                             --------            --------

                                             $627,868            $647,408
                                             ========            ========

LIABILITIES
 Collateralized mortgage securities          $627,867            $647,407
 Accrued expenses                                  32                  30
                                             --------            --------

                                              627,899             647,437
                                             --------            --------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  10,000 shares authorized,
  issued and outstanding                           10                  10
 Paid-in capital                                   73                  72
 Accumulated deficit                             (114)               (111)
                                             --------            --------

                                                  (31)                (29)
                                             --------            --------

                                             $627,868            $647,408
                                             ========            ========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                  QUARTER ENDED MARCH 31
                                                 ------------------------
                                                    1997         1996
                                                 -----------  -----------

Interest income on mortgage
 securities collateral                              $11,895      $13,441

Interest expense on collateralized
 mortgage securities                                 11,519       13,013
                                                    -------      -------

   Net interest income                                  376          428
                                                    -------      -------

Other expenses:
 Management fees                                          3            3
 Professional fees and other                              -            7
 Pool insurance                                         376          428
                                                    -------      -------

  Total other expenses                                  379          438
                                                    -------      -------

Net loss                                            $    (3)     $   (10)
                                                    =======      =======


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                     QUARTER ENDED MARCH 31
                                                    ------------------------
                                                       1997         1996
                                                    -----------  -----------

OPERATING ACTIVITIES:
 Net loss                                             $     (3)    $    (10)
 Noncash item - amortization of discount
  and premium                                               (9)          (8)
 Net change in other assets and accrued expenses             2            2
                                                      --------     --------
   Net cash used by
     operating activities                                  (10)         (16)
                                                      --------     --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral                   19,345       19,971
  Decrease in accrued interest receivable                  119          125
  Decrease in short-term investments                         2            2
                                                      --------     --------
   Net cash provided by
     investing activities                               19,466       20,098
                                                      --------     --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities                     (19,345)     (19,971)
  Decrease in accrued interest payable                    (112)        (119)
 Capital contributions                                       1            8
                                                      --------     --------
   Net cash used by
     financing activities                              (19,456)     (20,082)
                                                      --------     --------

Net change in cash and cash equivalents                      -            -

Cash and cash equivalents at beginning
 of period                                                   1            1
                                                      --------     --------

Cash and cash equivalents at end of period            $      1     $      1
                                                      ========     ========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation I annual report on Form 10-K for the period ended December 31, 1996.

NOTE B -- DISCLOSURES REGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

The estimated fair values of mortgage securities collateral have been determined by using available market information and appropriate valuation methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair values of mortgage securities collateral were estimated using quoted market prices, when available, including quotes made by Capstead Mortgage Corporation's lenders in connection with designating collateral for repurchase arrangements.

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                MARCH 31, 1997       DECEMBER 31, 1996
                                ---------------      -----------------

     Carrying amount                  $627,867            $647,407
     Unrealized gains                    4,148               5,620
     Unrealized losses                  (9,944)             (7,865)
                                      --------            --------

      Fair value                      $622,071            $645,162
                                      ========            ========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the three months ended March 31, 1997 or 1996.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                             QUARTER ENDED MARCH 31
                                   -----------------------------------------
                                         1997                    1996
                                   -----------------       -----------------
                                            AVERAGE                 AVERAGE
                                   AMOUNT     RATE         AMOUNT     RATE
                                   -------  --------       -------  --------
Interest income on mortgage
 securities collateral             $11,895     7.54%       $13,441     7.61%
Interest expense on
 collateralized mortgage
 securities                         11,519     7.31         13,013     7.42
                                   -------                 -------

Net interest                       $   376                 $   428
                                   =======                 =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                        RATE*      VOLUME*        TOTAL
                                        ------     --------      --------

Interest income on mortgage
 securities collateral                  $(117)     $(1,429)      $(1,546)
Interest expense on
 collateralized mortgage
 securities                              (196)      (1,298)       (1,494)
                                        -----      -------       -------

                                        $  79      $  (131)      $   (52)
                                        =====      =======       =======

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

Since inception the Company has issued approximately $1.7 billion of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company did not issue any CMOs during the first quarter of 1997.

The Company's net losses are due to operational costs incurred (management and professional fees).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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


                                    CMC SECURITIES CORPORATION I



Date:  May 8, 1997         By: /s/ RONN K. LYTLE
                               -----------------------------------------
                               Ronn K. Lytle
                               Chairman and Chief Executive Officer



Date:  May 8, 1997         By: /s/ ANDREW F. JACOBS
                               -----------------------------------------
                               Andrew F. Jacobs
                               Senior Vice President - Control
                                and Treasurer