Form 10-Q
period 1997-06-30
CMC SECURITIES CORP I
filed 1997-08-13
CIK 793278

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------
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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                                ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                    10,000 as of August 1, 1997

================================================================================

                          CMC SECURITIES CORPORATION I
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX


                                                                     PAGE
                                                                     ----

                        PART I. -- FINANCIAL INFORMATION


ITEM 1. Financial Statements

 Balance Sheet -- June 30, 1997 and December 31, 1996................ 1

 Statement of Operations -- Quarter and Six Months Ended
  June 30, 1997 and 1996............................................  2

 Statement of Cash Flows -- Six Months Ended June 30, 1997 and 1996.. 3

 Notes to Financial Statements......................................  4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...............  6


                          PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K............................  6


SIGNATURES..........................................................  7

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION I
                                 BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



ITEM 1. FINANCIAL STATEMENTS

                                       JUNE 30, 1997   DECEMBER 31, 1996
                                       --------------  ------------------
                                        (UNAUDITED)
ASSETS
 Mortgage securities collateral             $609,269        $647,407
 Cash and cash equivalents                         1               1
                                            --------        --------
                                            $609,270        $647,408
                                            ========        ========


LIABILITIES
 Collateralized mortgage securities         $609,269        $647,407
 Accrued expenses                                 35              30
                                            --------        --------
                                             609,304         647,437
                                            --------        --------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  10,000 shares authorized,
  issued and outstanding                          10              10
 Paid-in capital                                  81              72
 Accumulated deficit                            (125)           (111)
                                            --------        --------
                                                 (34)            (29)
                                            --------        --------
                                            $609,270        $647,408
                                            ========        ========

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                        QUARTER ENDED      SIX MONTHS ENDED
                                           JUNE 30             JUNE 30
                                      ------------------  ------------------
                                        1997      1996      1997      1996
                                      --------  --------  --------  --------
Interest income on mortgage
 securities collateral                $11,555   $12,949   $23,450   $26,390

Interest expense on collateralized
 mortgage securities                   11,181    12,534    22,700    25,547
                                      -------   -------   -------   -------

   Net interest income                    374       415       750       843
                                      -------   -------   -------   -------

Other expenses:
 Management fees                            2         2         5         5
 Professional fees and other                9         2         9         9
 Pool insurance                           374       415       750       843
                                      -------   -------   -------   -------

  Total other expenses                    385       419       764       857
                                      -------   -------   -------   -------

Net loss                              $   (11)  $    (4)  $   (14)  $   (14)
                                      =======   =======   =======   =======

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                              SIX MONTHS ENDED JUNE 30
                                             --------------------------
                                                 1997          1996
                                             ------------  ------------

OPERATING ACTIVITIES:
 Net loss                                     $    (14)     $    (14)
 Noncash item - amortization of
  discount and premium                             (18)          (18)
 Net change in other assets and
  accrued expenses                                   5             5
                                              --------      --------
     Net cash used by
      operating activities                         (27)          (27)
                                              --------      --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral           37,763        40,178
  Decrease in accrued interest receivable          232           250
  Decrease in short-term investments                 3             3
                                              --------      --------
     Net cash provided by
      investing activities                      37,998        40,431
                                              --------      --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities             (37,763)      (40,178)
  Decrease in accrued interest payable            (217)         (235)
 Capital contributions                               9             9
                                              --------      --------
     Net cash used by financing
      activities                               (37,971)      (40,404)
                                              --------      --------

Net change in cash and cash equivalents              -             -

Cash and cash equivalents at beginning
 of period                                           1             1
                                              --------      --------

Cash and cash equivalents at end of
 period                                       $      1      $      1
                                              ========      ========

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation I annual report on Form 10-K for the period ended December 31, 1996.

NOTE B -- DISCLOSURES EGARDING FAIR VALUES OF MORTGAGE SECURITIES COLLATERAL

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                          JUNE 30, 1997   DECEMBER 31, 1996
                          --------------  ------------------
     Carrying amount         $609,269         $647,407
     Unrealized gains           9,505            5,620
     Unrealized losses         (2,930)          (7,865)
                             --------         --------

      Fair value             $615,844         $645,162
                             ========         ========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the six months ended June 30, 1997 or 1996.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for the periods indicated (dollars in thousands):

                                                          QUARTER ENDED JUNE 30
                                                  -------------------------------------
                                                         1997              1996
                                                  -----------------  ------------------
                                                              AVERAGE          AVERAGE
                                                    AMOUNT     RATE    AMOUNT    RATE
                                                   --------   -------  -------  -------
Interest income on mortgage
 securities collateral                              $11,555    7.52%   $12,949   7.56%
Interest expense on
 collateralized mortgage securities                  11,181    7.28     12,534   7.32
                                                    -------            -------
Net interest income                                 $   374            $   415
                                                    =======            =======


                                                          SIX MONTHS ENDED JUNE 30
                                                  -------------------------------------
                                                         1997              1996
                                                  -----------------  ------------------
                                                              AVERAGE           AVERAGE
                                                    AMOUNT     RATE     AMOUNT    RATE
                                                   --------   -------  -------  -------
Interest income on mortgage
 securities collateral                              $23,450    7.51%   $26,390   7.58%
Interest expense on
 collateralized mortgage securities                  22,700    7.27     25,547   7.34
                                                    -------            -------

Net interest income                                 $   750            $   843
                                                    =======            =======

The following table summarizes changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and six months ended June 30, 1997, compared to the same periods in 1996 (in thousands):

                                                   QUARTER ENDED JUNE 30, 1997
                                                 ------------------------------
                                                   RATE*     VOLUME*     TOTAL
                                                 -------  ---------  ---------
Interest income on mortgage securities
 collateral                                         $ (67)   $(1,327)   $(1,394)
Interest expense on collateralized
 mortgage securities                                  (68)    (1,285)    (1,353)
                                                    -----    -------    -------
                                                    $   1    $   (42)   $   (41)
                                                    =====    =======    =======

                                                   SIX MONTHS ENDED JUNE 30, 1997
                                                   ------------------------------
                                                    RATE*    VOLUME*      TOTAL
                                                    -----    -------    -------
Interest income on mortgage securities
 collateral                                         $(252)   $(2,688)   $(2,940)
Interest expense on collateralized
 mortgage securities                                 (245)    (2,602)    (2,847)
                                                    -----    -------    -------
                                                    $  (7)   $   (86)   $   (93)
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

Since inception the Company has issued approximately $1.7 billion of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company has not issued any CMOs during 1997.

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



                                              CMC SECURITIES CORPORATION I



Date:  August 1, 1997                  By:/s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer



Date:  August 1, 1997                  By:/s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Senior Vice President - Control
                                            and Treasurer