Form 10-Q
period 1997-09-30
CMC SECURITIES CORP I
filed 1997-11-14
CIK 793278

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

                                      OR

 ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                    10,000 as of November 13, 1997

================================================================================

                         CMC SECURITIES CORPORATION I

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX

                                                                      PAGE
                                                                      ----

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 Balance Sheet -- September 30, 1997 (Unaudited)
  and December 31, 1996................................................ 1

 Statement of Operations -- Quarter and Nine Months Ended
  September 30, 1997 and 1996 (Unaudited).............................. 2

 Statement of Cash Flows -- Nine Months Ended
  September 30, 1997 and 1996 (Unaudited).............................. 3

 Notes to Financial Statements (Unaudited)............................. 4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................ 6

                         PART II. -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K............................. 6


SIGNATURES............................................................. 7

                       PART I. -- FINANCIAL INFORMATION

                         CMC SECURITIES CORPORATION I
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.   FINANCIAL STATEMENTS

                                       SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                       ------------------   -----------------
                                           (UNAUDITED)         (UNAUDITED)

ASSETS
 Mortgage securities collateral              $585,602            $647,407
 Cash and cash equivalents                          1                   1
                                             --------            --------

                                             $585,603            $647,408
                                             ========            ========

LIABILITIES
 Collateralized mortgage securities          $585,602            $647,407
 Accrued expenses                                  38                  30
                                             --------            --------

                                              585,640             647,437
                                             --------            --------

STOCKHOLDER'S EQUITY
 Common stock - $1 par value,
  10,000 shares authorized,
  issued and outstanding                           10                  10
 Paid-in capital                                   83                  72
 Accumulated deficit                             (130)               (111)
                                             --------            --------

                                                  (37)                (29)
                                             --------            --------

                                             $585,603            $647,408
                                             ========            ========

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        QUARTER ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30        SEPTEMBER 30
                                      -----------------  ------------------
                                       1997       1996    1997        1996
                                      -------   -------  --------   -------
Interest income on mortgage
 securities collateral                $11,241   $12,667   $34,691   $39,057

Interest expense on collateralized
 mortgage securities                   10,879    12,261    33,579    37,808
                                      -------   -------   -------   -------

     Net interest income                  362       406     1,112     1,249
                                      -------   -------   -------   -------

Other expenses:
 Management fees                            3         3         8         8
 Professional fees and other                2         1        11        10
 Pool insurance                           362       406     1,112     1,249
                                      -------   -------   -------   -------

   Total other expenses                   367       410     1,131     1,267
                                      -------   -------   -------   -------

Net loss                              $    (5)  $    (4)  $   (19)  $   (18)
                                      =======   =======   =======   =======

See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                             NINE MONTHS ENDED SEPTEMBER 30
                                             -------------------------------
                                               1997                    1996
                                             --------                --------
OPERATING ACTIVITIES:
 Net loss                                    $    (19)              $    (18)
 Noncash item - amortization of
  discount and premium                            (28)                   (26)
 Net change in other assets and
  accrued expenses                                  8                      8
                                             --------               --------
   Net cash used by
     operating activities                         (39)                   (36)
                                             --------               --------

INVESTING ACTIVITIES:
 Mortgage securities collateral:
  Principal collections on collateral          61,314                 57,690
  Decrease in accrued interest receivable         377                    357
  Decrease in short-term investments                3                      4
                                             --------               --------
   Net cash provided by
     investing activities                      61,694                 58,051
                                             --------               --------

FINANCING ACTIVITIES:
 Collateralized mortgage securities:
  Principal payments on securities            (61,314)               (57,690)
  Decrease in accrued interest payable           (352)                  (335)
 Capital contributions                             11                     10
                                             --------               --------
   Net cash used by financing
     activities                               (61,655)               (58,015)
                                             --------               --------

Net change in cash and cash equivalents             -                      -

Cash and cash equivalents at beginning
 of period                                          1                      1
                                             --------               --------

Cash and cash equivalents at end of
 period                                      $      1               $      1
                                             ========               ========


See accompanying notes to financial statements.

                         CMC SECURITIES CORPORATION I

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation I annual report on Form 10-K for the period ended December 31, 1996.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):


                               SEPTEMBER 30, 1997   DECEMBER 31, 1996
                               ------------------   -----------------
     Carrying amount                $585,602            $647,407
     Unrealized gains                  9,913               5,620
     Unrealized losses                (1,783)             (7,865)
                                    --------            --------

      Fair value                    $593,732            $645,162
                                    ========            ========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 1997 or during 1996.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for the periods indicated (dollars in thousands):

                                              QUARTER ENDED SEPTEMBER 30
                                    ---------------------------------------------
                                           1997                        1996
                                    -----------------           -----------------
                                              AVERAGE                     AVERAGE
                                    AMOUNT     RATE             AMOUNT     RATE
                                    -------   -------           -------   -------
Interest income on mortgage
 securities collateral              $11,241    7.57%            $12,667    7.59%
Interest expense on
 collateralized mortgage
 securities                          10,879    7.33              12,261    7.35
                                    -------                     -------
Net interest income                 $   362                     $   406
                                    =======                     =======

                                            NINE MONTHS ENDED SEPTEMBER 30
                                    ---------------------------------------------
                                           1997                        1996
                                    -----------------           -----------------
                                              AVERAGE                     AVERAGE
                                    AMOUNT     RATE             AMOUNT     RATE
                                    -------   -------           -------   -------
Interest income on mortgage
 securities collateral              $34,691    7.53%            $39,057    7.59%
Interest expense on
 collateralized mortgage
 securities                          33,579    7.29              37,808    7.35
                                    -------                     -------
Net interest income                 $ 1,112                     $ 1,249
                                    =======                     =======

The following table summarizes changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 (in thousands):


                                           QUARTER ENDED SEPTEMBER 30, 1997
                                        --------------------------------------
                                        RATE*          VOLUME*         TOTAL
                                        -----          -------         -------
Interest income on mortgage
 securities collateral                  $ (40)         $(1,386)       $(1,426)
Interest expense on
 collateralized mortgage
 securities                               (42)          (1,340)        (1,382)
                                        -----          -------        -------
                                        $   2          $   (46)       $   (44)
                                        =====          =======        =======

                                         NINE MONTHS ENDED SEPTEMBER 30, 1997
                                        --------------------------------------
                                        RATE*          VOLUME*         TOTAL
                                        -----          -------        --------
Interest income on mortgage
 securities collateral                  $(286)         $(4,080)       $(4,366)
Interest expense on
 collateralized mortgage
 securities                              (276)          (3,953)        (4,229)
                                        -----          -------        -------
                                        $ (10)         $  (127)       $  (137)
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

Since inception the Company has issued approximately $1.7 billion of collateralized mortgage obligations ("CMOs"). The Company has not retained any investment in the CMOs issued; therefore, no related economic benefit will be received and no related net income or loss will be recognized other than the amortization of unrecovered shelf issuance costs. However, in instances where an affiliate retained investments in these CMOs, the issuances were accounted for as financings, and accordingly, the collateral and bonds are reflected on the Company's balance sheet. The Company has not issued any CMOs during 1997 or 1996.

The Company's net losses are due to operational costs incurred (management and professional fees) and the amortization of unrecovered shelf issuance costs.

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



                                        CMC SECURITIES CORPORATION I



Date:  November 13, 1997                By /s/ RONN K. LYTLE
                                           ------------------------------------
                                           Ronn K. Lytle
                                           Chairman and Chief Executive Officer


Date:  November 13, 1997                By /s/ ANDREW F. JACOBS
                                           ------------------------------------
                                           Andrew F. Jacobs
                                           Senior Vice President - Control
                                             and Treasurer