Form 10-K
period 1997-12-31
CMC SECURITIES CORP I
filed 1998-03-23
CIK 793278

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

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

       Securities registered pursuant to Section 12(g) of the Act: None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X   NO
                                                  ---    ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [ ]

AT MARCH 31, 1998 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 20, 1998:  10,000

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                          CMC SECURITIES CORPORATION I

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                                                                                         PAGE
                                                                                                         ----

                                                       PART I

ITEM  1.        BUSINESS............................................................................       1

ITEM  2.        PROPERTIES..........................................................................       2

ITEM  3.        LEGAL PROCEEDINGS...................................................................       3


                                                       PART II

ITEM  5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS...................................................       3

ITEM  7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................       3

ITEM  8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................       3

ITEM  9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...............................................      14


                                                       PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K...............................................................      15


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

EMPLOYEES

At December 31, 1997 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. At December 31, 1997 Capstead Inc. serviced approximately 35% of the principal balance of the Company's mortgage loans. During 1997, 1996 and 1995, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $779,000, $822,000 and $930,000, respectively. In addition CMC is the administrator with respect to the Company's Non-Agency Certificates. During 1997, 1996 and 1995, CMC retained fees for administering the Non-Agency Certificates of $296,000, $336,000 and $384,000, respectively.

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

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to service mortgage loans, and manage the Company's affairs. The Manager has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. In addition, the Manager has taken steps to ensure that the vendors it utilizes in various capacities and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by mid-1998. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation I

We have audited the accompanying balance sheet of CMC Securities Corporation I (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1997 and 1996, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation I at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.















Dallas, Texas
March 20, 1998

                          CMC SECURITIES CORPORATION I
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        DECEMBER 31
                                                  ------------------------
                                                    1997           1996
                                                  ---------      ---------
ASSETS
   Mortgage securities collateral                 $ 559,254      $ 647,407
   Cash and cash equivalents                             --              1
                                                  ---------      ---------

                                                  $ 559,254      $ 647,408
                                                  =========      =========


LIABILITIES
   Collateralized mortgage securities             $ 559,254      $ 647,407
   Accrued expenses                                      40             30
                                                  ---------      ---------

                                                    559,294        647,437
                                                  ---------      ---------


STOCKHOLDER'S EQUITY
   Common stock - $1 par value, 10,000 shares
     authorized, issued and outstanding                  10             10
   Paid-in capital                                       84             72
   Accumulated deficit                                 (134)          (111)
                                                  ---------      ---------

                                                        (40)           (29)
                                                  ---------      ---------

                                                  $ 559,254      $ 647,408
                                                  =========      =========





See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                 YEAR ENDED DECEMBER 31
                                          ------------------------------------
                                            1997          1996          1995
                                          --------      --------      --------
Interest income on mortgage
   securities collateral                  $ 45,361      $ 51,372      $ 56,876

Interest expense on
   collateralized mortgage securities       43,902        49,728        54,985
                                          --------      --------      --------

     Net interest income                     1,459         1,644         1,891
                                          --------      --------      --------

Other expenses:
   Management fees                              10            10            10
   Professional fees and other                  13            12            15
   Pool insurance                            1,459         1,644         1,891
                                          --------      --------      --------

     Total other expenses                    1,482         1,666         1,916
                                          --------      --------      --------

Net loss                                  $    (23)     $    (22)     $    (25)
                                          ========      ========      ========
















See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                       STATEMENT OF STOCKHOLDER'S EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                COMMON STOCK
                             ------------------     PAID-IN   ACCUMULATED
                             SHARES      AMOUNT     CAPITAL     DEFICIT       TOTAL
                             ------      ------     -------     -------       -----
Balance at
   January 1, 1995             10       $  10       $  59       $ (64)       $   5

Capital contributions          --          --           1          --            1

Net loss                       --          --          --         (25)         (25)
                            -----       -----       -----       -----        -----

Balance at
   December 31, 1995           10          10          60         (89)         (19)

Capital contributions          --          --          12          --           12

Net loss                       --          --          --         (22)         (22)
                            -----       -----       -----       -----        -----

Balance at
   December 31, 1996           10          10          72        (111)         (29)

Capital contributions          --          --          12          --           12

Net loss                       --          --          --         (23)         (23)
                            -----       -----       -----       -----        -----

Balance at
   December 31, 1997           10       $  10       $  84       $(134)       $ (40)
                            =====       =====       =====       =====        =====
















See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)




                                                       YEAR ENDED DECEMBER 31
                                               ----------------------------------------
                                                 1997            1996            1995
                                               --------        --------        --------
OPERATING ACTIVITIES:
   Net loss                                    $    (23)       $    (22)       $    (25)
   Noncash item - amortization of
     discount and premium                           (42)            (35)           (110)
   Net change in other assets and
     accrued expenses                                10              10              16
                                               --------        --------        --------
         Net cash used by
           operating activities                     (55)            (47)           (119)
                                               --------        --------        --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral         87,455          75,803          62,803
     Decrease in accrued interest receivable        540             469             387
     Decrease in short-term investments               5               5              81
                                               --------        --------        --------
         Net cash provided by
           investing activities                  88,000          76,277          63,271
                                               --------        --------        --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities           (87,455)        (75,803)        (62,803)
     Decrease in accrued interest payable          (503)           (439)           (358)
   Capital contributions                             12              12               1
                                               --------        --------        --------
         Net cash used by
           financing activities                 (87,946)        (76,230)        (63,160)
                                               --------        --------        --------

Net change in cash and cash equivalents              (1)             --              (8)

Cash and cash equivalents at
   beginning of year                                  1               1               9
                                               --------        --------        --------

Cash and cash equivalents at
   end of year                                 $     --        $      1        $      1
                                               ========        ========        ========











See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



NOTE A -- BUSINESS

CMC Securities Corporation I (the "Company"), was incorporated in Nevada on May 7, 1986 as a special-purpose finance corporation primarily to issue bonds collateralized by whole loans or mortgage-backed securities. The Company is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

NOTE B -- ACCOUNTING POLICIES

USE OF ESTIMATES

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

NOTE C -- MORTGAGE SECURITIES COLLATERAL

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


                                              YEAR ENDED DECEMBER 31
                                             -----------------------
                                               1997            1996
                                             --------       --------

Mortgage collateral                          $555,454       $642,909
Short-term investments                             25             30
Accrued interest receivable                     3,402          3,942
                                             --------       --------
   Total collateral                           558,881        646,881
Unamortized premium                               373            526
                                             --------       --------

     Net collateral                          $559,254       $647,407
                                             ========       ========



The weighted average effective interest rate for mortgage securities collateral was 7.53% and 7.58% during 1997 and 1996, respectively.

NOTE D -- COLLATERALIZED MORTGAGE SECURITIES

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


                                               YEAR ENDED DECEMBER 31
                                               -----------------------
                                                 1997           1996
                                               --------       --------

Collateralized mortgage securities             $555,452       $642,907
Accrued interest payable                          3,634          4,138
                                               --------       --------
  Total obligation                              559,086        647,045
Unamortized premium                                 168            362
                                               --------       --------

    Net obligation                             $559,254       $647,407
                                               ========       ========


   Range of average interest rates          6.55% to 7.85%  6.56% to 7.85%
   Range of stated maturities                2008 to 2023    2008 to 2023
   Number of series                                7               7

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

The weighted average effective interest rate for collateralized mortgage securities was 7.29% and 7.34% during 1997 and 1996, respectively. Interest payments on collateralized mortgage securities of $43,023,000, $48,699,000 and $54,154,000 were made during 1997, 1996 and 1995, respectively.

NOTE E -- DISCLOSURES REGARDING FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table summarizes the fair value of financial instruments (in thousands):


                                           DECEMBER 31, 1997             DECEMBER 31, 1996
                                        -----------------------       -----------------------
                                        CARRYING        FAIR          CARRYING        FAIR
                                         AMOUNT         VALUE          AMOUNT         VALUE
                                        --------       --------       --------       --------
ASSETS

   Cash and cash equivalents            $     --       $     --       $      1       $      1
   Mortgage securities collateral        559,254        569,532        647,407        645,162

LIABILITIES
   Accrued expenses                           40             40             30             30
   Collateralized mortgage
     securities                          559,254        571,271        647,407        647,476



The fair values of mortgage securities collateral and cash equivalents reflect unrealized gains of $11.0 million and losses of $707,000 at December 31, 1997, and unrealized gains of $5.6 million and losses of $7.8 million at December 31, 1996.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 1997.

Since approximately 57% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance.

NOTE G -- MANAGEMENT AGREEMENT

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

The Company has entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Under the servicing agreements, Capstead Inc. retains from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. At December 31, 1997 Capstead Inc. serviced approximately 35% of the mortgage loans securing collateralized mortgage securities. Servicing fees of $779,000, $822,000 and $930,000 were retained by Capstead Inc. in 1997, 1996 and 1995, respectively.

CMC acts as administrator ("Bond Administrator") in relation to the Company's collateralized mortgage securities in which it performs certain administrative functions. The Bond Administrator receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $296,000, $336,000 and $384,000 in 1997, 1996 and 1995, respectively.

During 1995 the Company had a $10 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matured January 1, 1996 and was replaced with a $1 million note that matured January 1, 1998, which was replaced with a $500,000 note with similar terms that expires January 1, 1999. Repayments may be made as funds are available.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):



                                                1997                       1996                       1995
                                        --------------------       --------------------      ----------------------
                                                     AVERAGE                    AVERAGE                     AVERAGE
                                         AMOUNT       RATE          AMOUNT       RATE         AMOUNT         RATE
                                        -------      -------       -------      -------      -------        -------
Interest income on
   mortgage securities
   collateral                           $45,361       7.53%        $51,372       7.58%        $56,876        7.58%
Interest expense on
   collateralized
   mortgage securities                   43,902       7.29          49,728       7.34          54,985        7.33
                                        -------                    -------                    -------

Net interest income                     $ 1,459                    $ 1,644                    $ 1,891
                                        =======                    =======                    =======



The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):




                                                        1997/1996
                                         -------------------------------------
                                           RATE          VOLUME          TOTAL
                                         -------------------------------------
Interest income on mortgage
   securities collateral                 $  (397)       $(5,614)       $(6,011)
Interest expense on collateralized
   mortgage securities                      (383)        (5,443)        (5,826)
                                         -------        -------        -------

                                         $   (14)       $  (171)       $  (185)
                                         =======        =======        =======



                                                      1996/1995
                                         -------------------------------------
                                          RATE           VOLUME         TOTAL
                                         -------------------------------------
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

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)      Documents filed as part of this report:



              1.   The following financial statements of the Company
                   are included in ITEM 8:                                      PAGE
                                                                                ----
                   Balance Sheet - December 31, 1997 and 1996                    5
                   Statement of Operations -  Three Years Ended
                     December 31, 1997                                           6
                   Statement of Stockholder's Equity -
                     Three Years Ended December 31, 1997                         7
                   Statement of Cash Flows - Three Years Ended
                     December 31, 1997                                           8
                   Notes to Financial Statements - December 31, 1997             9



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

                                    PART IV
                              ITEM 14. - CONTINUED



              3.   Exhibits (continued):

              EXHIBIT
              NUMBER

              10.4  Amended Management Agreement between the Company and
                    Capstead Advisers, Inc. dated October 1, 1993(10)
              27    Financial Data Schedule*

     (b)      Reports on Form 8-K:  None.

     (c) Exhibits - The response to this section of ITEM 14 is submitted as a separate section of this report.




--------------

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


                                                   CMC SECURITIES CORPORATION I
                                                             REGISTRANT


Date:  March 13, 1998                       By:/s/ ANDREW F. JACOBS
                                               --------------------------------
                                                       Andrew F. Jacobs
                                               Senior Vice President-Control,
                                                 Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                    Chairman, Chief              March 13, 1998
------------------------------
        (Ronn K. Lytle)                Executive Officer
                                       and Director



/s/ ANDREW F. JACOBS                 Senior Vice President-       March 13, 1998
------------------------------
       (Andrew F. Jacobs)              Control, Treasurer
                                       and Secretary



/s/ MAURICE MCGRATH                  Director                     March 20, 1998
------------------------------
        (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                                 EXHIBIT INDEX


              EXHIBIT
              NUMBER
              -------

               2.1        Agreement and Plan of Merger between the Company and
                          CMCSC I-A dated July 29, 1994(11)
               3.1        Certificate of Incorporation of CMCSC I-A filed July
                          29, 1994 with the Secretary of State of Delaware(11)
               3.2        Certificate of Merger of the Company with and into
                          CMCSC I-A, filed July 29, 1994 with the Secretary of
                          State of Delaware(11)
               3.3        Bylaws for CMCSC I-A(12)
               3.4        Charter of CMCSC I-A, which includes Articles
                          of Incorporation(12)
               4.1        Form of Indenture between the Registrant and
                          Texas Commerce Bank, National Association, as
                          Trustee(1)
               4.2        Form of First Supplement to the Indenture(2)
               4.3        Form of Second Supplement to the Indenture(3)
               4.4        Form of Third Supplement to the Indenture(3)
               4.5        Form of Fourth Supplement to the Indenture(4)
               4.6        Form of Fifth Supplement to the Indenture(4)
               4.7        Form of Sixth Supplement to the Indenture(6)
               4.8        Form of Seventh Supplement to the Indenture(6)
               4.9        Form of Eighth Supplement to the Indenture(6)
               4.10       Form of Ninth Supplement to the Indenture(7)
               4.11       Form of Tenth Supplement to the Indenture(8)
              10.1        Form of Pooling and Administrative Agreement(1)
              10.2        Form of Servicing Agreement(1)
              10.3        Management Agreement between the Company and Capstead
                          Advisers, Inc. dated January 1, 1993(9)
              10.4        Amended Management Agreement between the Company and
                          Capstead Advisers, Inc. dated October 1, 1993(10)
              27          Financial Data Schedule*


--------------

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