Form 10-Q
period 1998-03-31
CMC SECURITIES CORP I
filed 1998-05-13
CIK 793278

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    --------------

COMMISSION FILE NUMBER:  33-5539

                          CMC SECURITIES CORPORATION I
             (Exact name of Registrant as specified in its Charter)

                NEVADA                                       75-2449544
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   2711 NORTH HASKELL, DALLAS, TEXAS                            75204
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (214) 874-2323

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) for Form 10-Q and is therefore filing this Form under the reduced disclosure format.

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($1.00 par value)                        10,000 as of May 12, 1998

================================================================================

                          CMC SECURITIES CORPORATION I
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX





                        PART I. -- FINANCIAL INFORMATION
                                                                                                            PAGE
                                                                                                            ----
ITEM 1. Financial Statements

   Balance Sheet -- March 31, 1998 and December 31, 1997................................................      1

   Statement of Operations -- Quarter Ended March 31, 1998 and 1997.....................................      2

   Statement of Cash Flows -- Quarter Ended March 31, 1998 and 1997.....................................      3

   Notes to Financial Statements........................................................................      4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................................................      6


                          PART II. -- OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K................................................................      6

SIGNATURES..............................................................................................      7

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION I
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS


                                                               MARCH 31, 1998  DECEMBER 31, 1997
                                                               --------------  -----------------
                                                                 (UNAUDITED)
ASSETS
   Mortgage securities collateral                                $  528,406      $  559,254
                                                                 ==========      ==========

LIABILITIES
   Collateralized mortgage securities                            $  528,406      $  559,254
   Accrued expenses                                                      43              40
                                                                 ----------      ----------
                                                                    528,449         559,294
                                                                 ----------      ----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     10 shares authorized,
     issued and outstanding                                              10              10
   Paid-in capital                                                       91              84
   Accumulated deficit                                                 (144)           (134)
                                                                 ----------      ----------
                                                                        (43)            (40)
                                                                 ----------      ----------
                                                                 $  528,406      $  559,254
                                                                 ==========      ==========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     QUARTER ENDED MARCH 31
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
Interest income on mortgage
   securities collateral                                         $     10,186      $     11,895

Interest expense on collateralized
   mortgage securities                                                  9,857            11,519
                                                                 ------------      ------------
       Net interest income                                                329               376
                                                                 ------------      ------------

Other expenses:
   Management fees                                                          3                 3
   Professional fees and other                                              7                --
   Pool insurance                                                         329               376
                                                                 ------------      ------------
     Total other expenses                                                 339               379
                                                                 ------------      ------------
Net loss                                                         $        (10)     $         (3)
                                                                 ============      ============




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          QUARTER ENDED MARCH 31
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
OPERATING ACTIVITIES:
   Net loss                                                           $        (10)     $         (3)
   Noncash item - amortization of discount
     and premium                                                                (1)               (9)
   Net change in other assets and accrued expenses                               3                 2
                                                                      ------------      ------------
       Net cash used by
         operating activities                                                   (8)              (10)
                                                                      ------------      ------------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                                    30,659            19,345
     Decrease in accrued interest receivable                                   190               119
     Decrease in short-term investments                                          3                 2
                                                                      ------------      ------------
       Net cash provided by
         investing activities                                               30,852            19,466
                                                                      ------------      ------------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                      (30,659)          (19,345)
     Decrease in accrued interest payable                                     (192)             (112)
   Capital contributions                                                         7                 1
                                                                      ------------      ------------
       Net cash used by
         financing activities                                              (30,844)          (19,456)
                                                                      ------------      ------------

Net change in cash and cash equivalents                                         --                --

Cash and cash equivalents at beginning
   of period                                                                    --                 1
                                                                      ------------      ------------

Cash and cash equivalents at end of period                            $         --      $          1
                                                                      ============      ============



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation I annual report on Form 10-K for the year ended December 31, 1997.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                                       MARCH 31, 1998   DECEMBER 31, 1997
                                                       --------------   -----------------
         Carrying amount                               $    528,406      $    559,254
         Unrealized gains                                    10,725            10,985
         Unrealized losses                                     (830)             (707)
                                                       ------------      ------------

           Fair value                                  $    538,301      $    569,532
                                                       ============      ============

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the three months ended March 31, 1998 or during 1997.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                                             QUARTER ENDED MARCH 31
                                                         -------------------------------------------------------------
                                                                   1998                                1997
                                                         -----------------------            --------------------------
                                                                        AVERAGE                              AVERAGE
                                                          AMOUNT         RATE                 AMOUNT           RATE
                                                         ---------     ---------            ----------      ----------
Interest income on mortgage
   securities collateral                                 $  10,186       7.52%               $  11,895         7.54%
Interest expense on
   collateralized mortgage
   securities                                                9,857       7.28                   11,519         7.31
                                                         ---------                           ---------

Net interest                                             $     329                           $     376
                                                         =========                           =========

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                                RATE*               VOLUME*                TOTAL
                                                                -----               -------                -----
Interest income on mortgage
   securities collateral                                       $  (31)             $  (1,678)           $   (1,709)
Interest expense on
   collateralized mortgage
   securities                                                     (38)                (1,624)               (1,662)
                                                               ------              ---------            ----------

                                                               $    7              $     (54)           $      (47)
                                                               ======              =========            ==========

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

As of November 30, 1993, the Company had issued 10 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $1,727,627,000 under the registration statement. These issuances have been accounted for as financings. The Company has essentially issued the maximum amount of securities under the $1.732 billion amended registration statement and, therefore, the Company has not issued any CMOs since November 30, 1993. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, thus no net income or loss was or will be recognized.

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


                                        CMC SECURITIES CORPORATION I



Date:  May 12, 1998               By: /s/ RONN K. LYTLE
                                      ----------------------------------------
                                      Ronn K. Lytle
                                      Chairman and Chief Executive Officer




Date:  May 12, 1998               By: /s/ JULIE MOORE
                                      ----------------------------------------
                                      Julie Moore
                                      Senior Vice President - Control
                                         and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------
    27                  Financial Data Schedule