Form 10-Q
period 1998-06-30
CMC SECURITIES CORP I
filed 1998-08-13
CIK 793278

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1998

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

Common Stock ($1.00 par value)                     10,000 as of August 12, 1998

================================================================================

                          CMC SECURITIES CORPORATION I
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX



                                                                                                              PAGE
                                                                                                              ----
                                         PART I. -- FINANCIAL INFORMATION

ITEM 1.       Financial Statements

   Balance Sheet -- June 30, 1998 and December 31, 1997..................................................     1

   Statement of Operations -- Quarter and Six Months Ended
     June 30, 1998 and 1997..............................................................................     2

   Statement of Cash Flows -- Six Months Ended June 30, 1998 and 1997....................................     3

   Notes to Financial Statements.........................................................................     4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............................................     6


                                           PART II. -- OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K...........................................................     6

SIGNATURES...............................................................................................     7

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION I
                                  BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 1.       FINANCIAL STATEMENTS

                                              JUNE 30, 1998   DECEMBER 31, 1997
                                              -------------   -----------------
                                                (UNAUDITED)

ASSETS
   Mortgage securities collateral               $ 469,392         $ 559,254
                                                =========         =========


LIABILITIES
   Collateralized mortgage securities           $ 469,392         $ 559,254
   Accrued expenses                                    46                40
                                                ---------         ---------

                                                  469,438           559,294
                                                ---------         ---------


STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     10 shares authorized,
     issued and outstanding                            10                10
   Paid-in capital                                     93                84
   Accumulated deficit                               (149)             (134)
                                                ---------         ---------

                                                      (46)              (40)
                                                ---------         ---------

                                                $ 469,392         $ 559,254
                                                =========         =========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         QUARTER ENDED                    SIX MONTHS ENDED
                                                             JUNE 30                           JUNE 30
                                                     -----------------------          ------------------------
                                                      1998            1997             1998              1997
                                                     ------          -------          -------           ------

Interest income on mortgage
   securities collateral                            $  9,319         $ 11,555         $ 19,505         $ 23,450

Interest expense on collateralized
   mortgage securities                                 9,025           11,181           18,882           22,700
                                                    --------         --------         --------         --------

       Net interest income                               294              374              623              750
                                                    --------         --------         --------         --------

Other expenses:
   Management fees                                         2                2                5                5
   Professional fees and other                             3                9               10                9
   Pool insurance                                        294              374              623              750
                                                    --------         --------         --------         --------

     Total other expenses                                299              385              638              764
                                                    --------         --------         --------         --------

Net loss                                            $     (5)        $    (11)        $    (15)        $    (14)
                                                    ========         ========         ========         ========





See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                      SIX MONTHS ENDED JUNE 30
                                                      ------------------------
                                                       1998             1997
                                                      ------           ------

OPERATING ACTIVITIES:
   Net loss                                          $    (15)        $    (14)
   Noncash item - amortization of
     discount and premium                                 (35)             (18)
   Net change in other assets and
     accrued expenses                                       6                5
                                                     --------         --------
         Net cash used by
           operating activities                           (44)             (27)
                                                     --------         --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral               89,442           37,763
     Decrease in accrued interest receivable              560              232
     Decrease in short-term investments                    12                3
                                                     --------         --------
         Net cash provided by
           investing activities                        90,014           37,998
                                                     --------         --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                 (89,442)         (37,763)
     Decrease in accrued interest payable                (537)            (217)
   Capital contributions                                    9                9
                                                     --------         --------
         Net cash used by financing
           activities                                 (89,970)         (37,971)
                                                     --------         --------

Net change in cash and cash equivalents                  --               --

Cash and cash equivalents at beginning
   of period                                             --                  1
                                                     --------         --------

Cash and cash equivalents at end of
   period                                            $   --           $      1
                                                     ========         ========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation I annual report on Form 10-K for the year ended December 31, 1997.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                         JUNE 30, 1998    DECEMBER 31, 1997
                                         -------------    -----------------

         Carrying amount                   $ 469,392         $ 559,254
         Unrealized gains                      9,987            10,985
         Unrealized losses                      (556)             (707)
                                           ---------         ---------

           Fair value                      $ 478,823         $ 569,532
                                           =========         =========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the six months ended June 30, 1998 or during 1997.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize the amount of interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                            QUARTER ENDED JUNE 30
                                              -----------------------------------------------------
                                                      1998                          1997
                                              ----------------------        -----------------------
                                                             AVERAGE                        AVERAGE
                                               AMOUNT          RATE          AMOUNT           RATE
                                              -------        -------        -------         -------

Interest income on mortgage
   securities collateral                      $ 9,319         7.53%         $ 11,555         7.52%
Interest expense on
   collateralized mortgage securities           9,025         7.29            11,181         7.28
                                               ------                       --------

Net interest income                            $  294                       $    374
                                               ======                       ========

                                                               SIX MONTHS ENDED JUNE 30
                                              -----------------------------------------------------
                                                      1998                          1997
                                              ----------------------        -----------------------
                                                             AVERAGE                        AVERAGE
                                               AMOUNT          RATE          AMOUNT           RATE
                                              -------        -------        -------         -------

Interest income on mortgage
   securities collateral                       $ 19,505       7.54%         $ 23,450         7.51%
Interest expense on
   collateralized mortgage securities            18,882       7.30            22,700         7.27
                                                -------                     --------

Net interest income                             $   623                     $    750
                                                =======                     ========

The following tables summarize changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 (in thousands):

                                                                                 QUARTER ENDED JUNE 30, 1998
                                                                        -------------------------------------------
                                                                        RATE*            VOLUME*             TOTAL
                                                                        -----            -------             -----

Interest income on mortgage securities
   collateral                                                           $  15            $ (2,251)        $ (2,236)
Interest expense on collateralized
   mortgage securities                                                     28              (2,184)          (2,156)
                                                                        -----            --------         --------
                                                                        $ (13)           $    (67)        $    (80)
                                                                        =====            ========         ========

                                                                               SIX MONTHS ENDED JUNE 30, 1998
                                                                        -------------------------------------------
                                                                        RATE*            VOLUME*             TOTAL
                                                                        -----            -------             -----

Interest income on mortgage securities
   collateral                                                           $ 90             $ (4,035)        $ (3,945)
Interest expense on collateralized
   mortgage securities                                                    93               (3,911)          (3,818)
                                                                        ----             --------         --------
                                                                        $ (3)            $   (124)        $   (127)
                                                                        ====             ========         ========


* THE CHANGES IN INTEREST INCOME AND EXPENSE DUE TO BOTH VOLUME AND RATE HAVE BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

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


                                            CMC SECURITIES CORPORATION I




Date:  August 12, 1998              By:   /s/ RONN K. LYTLE
                                          ------------------------------------
                                          Ronn K. Lytle
                                          Chairman and Chief Executive Officer




Date:  August 12, 1998              By:   /s/ ANDREW F. JACOBS
                                          ------------------------------------
                                          Andrew F. Jacobs
                                          Executive Vice President - Finance,
                                              Treasurer and Secretary

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER                              DESCRIPTION
-------                            -----------

  27                        Financial Data Schedule