Form 10-Q
period 1998-09-30
CMC SECURITIES CORP I
filed 1998-11-06
CIK 793278

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

COMMISSION FILE NUMBER:  33-5539

                          CMC SECURITIES CORPORATION I
             (Exact name of Registrant as specified in its Charter)

                NEVADA                                         75-2449544
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

2711 NORTH HASKELL AVENUE, DALLAS, TEXAS                          75204
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

Common Stock ($1.00 par value)                    10,000 as of November 3, 1998

================================================================================

                          CMC SECURITIES CORPORATION I
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX



                                                                                                             PAGE
                                                                                                             ----
                                         PART I. -- FINANCIAL INFORMATION
ITEM 1.       Financial Statements

   Balance Sheet -- September 30, 1998 (Unaudited)
     and December 31, 1997...............................................................................     1

   Statement of Operations -- Quarter and Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).............................................................     2

   Statement of Cash Flows -- Nine Months Ended
     September 30, 1998 and 1997 (Unaudited).............................................................     3

   Notes to Financial Statements (Unaudited).............................................................     4

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............................................     6


                                           PART II. -- OTHER INFORMATION


ITEM 6.       Exhibits and Reports on Form 8-K...........................................................     6

SIGNATURES...............................................................................................     7

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION I
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1.       FINANCIAL STATEMENTS


                                                                SEPTEMBER 30, 1998             DECEMBER 31, 1997
                                                                ------------------             -----------------
                                                                    (UNAUDITED)
ASSETS
   Mortgage securities collateral                                    $426,612                      $559,254
                                                                     ========                      ========
LIABILITIES
   Collateralized mortgage securities                                $426,612                      $559,254
   Accrued expenses                                                        48                            40
                                                                     --------                      --------

                                                                      426,660                       559,294
                                                                     --------                      --------
STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value,
     10 shares authorized,
     issued and outstanding                                                10                            10
   Paid-in capital  95                                                     95                            84
   Accumulated deficit                                                   (153)                         (134)
                                                                     --------                      --------

                                                                          (48)                          (40)
                                                                     --------                      --------

                                                                     $426,612                      $559,254
                                                                     ========                      ========







See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                     QUARTER ENDED                             NINE MONTHS ENDED
                                                                      SEPTEMBER 30                               SEPTEMBER 30
                                                               ---------------------------                -------------------------
                                                                1998                 1997                  1998               1997
                                                               ------              -------                ------             ------

Interest income on mortgage
   securities collateral                                       $8,249              $11,241              $27,754             $34,691

Interest expense on collateralized
   mortgage securities                                          7,988               10,879               26,870              33,579
                                                               ------              -------              -------             -------

       Net interest income                                        261                  362                  884               1,112
                                                               ------              -------              -------             -------

Other expenses:
   Management fees                                                  3                    3                    8                   8
   Professional fees and other                                      1                    2                   11                  11
   Pool insurance                                                 261                  362                  884               1,112
                                                               ------              -------              -------             -------

     Total other expenses                                         265                  367                  903               1,131
                                                               ------              -------              -------             -------

Net loss                                                       $   (4)             $    (5)             $   (19)            $   (19)
                                                               =======             ======              =======              =======


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                                         -----------------------------------------
                                                                            1998                            1997
                                                                         ---------                       ---------
OPERATING ACTIVITIES:
   Net loss                                                              $     (19)                      $    (19)
   Noncash item - amortization of
     discount and premium                                                      (60)                           (28)
   Net change in other assets and
     accrued expenses                                                            8                              8
                                                                         ---------                       --------
       Net cash used by
         operating activities                                                  (71)                           (39)
                                                                         ---------                       --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                                   131,973                         61,314
     Decrease in accrued interest receivable                                   825                            377
     Decrease in short-term investments                                         20                              3
                                                                         ---------                       --------
       Net cash provided by
         investing activities                                              132,818                         61,694
                                                                         ---------                       --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                                     (131,973)                       (61,314)
     Decrease in accrued interest payable                                     (785)                          (352)
   Capital contributions                                                        11                             11
                                                                         ---------                       --------
       Net cash used by financing
         activities                                                       (132,747)                       (61,655)
                                                                         ---------                       --------

Net change in cash and cash equivalents                                          -                              -

Cash and cash equivalents at beginning
   of period                                                                     -                              1
                                                                         ---------                       --------

Cash and cash equivalents at end of
   period                                                                $       -                       $      1
                                                                         =========                       =========



See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation I annual report on Form 10-K for the period ended December 31, 1997.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                                     SEPTEMBER 30, 1998                DECEMBER 31, 1997
                                                     ------------------                -----------------

         Carrying amount                                  $426,612                         $559,254
         Unrealized gains                                    9,984                           10,985
         Unrealized losses                                       -                             (707)
                                                          --------                         --------
           Fair value                                     $436,596                         $569,532
                                                          ========                         ========

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the nine months ended September 30, 1998 or during 1997.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following tables summarize interest income and interest expense and the average effective interest rates for the periods indicated (dollars in thousands):

                                                                      QUARTER ENDED SEPTEMBER 30
                                                       -------------------------------------------------------------
                                                              1998                                  1997
                                                       --------------------                  -----------------------
                                                                    AVERAGE                                 AVERAGE
                                                       AMOUNT         RATE                   AMOUNT           RATE
                                                       ------       -------                  ------         --------
Interest income on mortgage
   securities collateral                               $8,249        7.43%                   $11,241         7.57%
Interest expense on
   collateralized mortgage
   securities                                           7,988        7.20                     10,879         7.33
                                                       ------                                -------
Net interest                                           $  261                                $   362
                                                       ======                                =======


                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                       ------------------------------------------------------------
                                                               1998                                   1997
                                                       ---------------------                 ----------------------
                                                                    AVERAGE                                 AVERAGE
                                                       AMOUNT         RATE                   AMOUNT           RATE
                                                       -------      --------                 ------         -------
Interest income on mortgage
   securities collateral                               $27,754       7.50%                   $34,691         7.53%
Interest expense on
   collateralized mortgage
   securities                                           26,870       7.27                     33,579         7.29
                                                       -------                               -------
Net interest                                           $   884                               $ 1,112
                                                       =======                               =======

The following tables summarize changes in interest income and interest expense due to changes in interest rates, versus changes in volume for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 (in thousands):

                                                                       QUARTER ENDED SEPTEMBER 30, 1998
                                                                ------------------------------------------------
                                                                RATE*               VOLUME*                TOTAL
                                                                -----               -------                -----
Interest income on mortgage
   securities collateral                                        $(199)              $(2,793)              $(2,992)
Interest expense on
   collateralized mortgage
   securities                                                    (183)               (2,708)               (2,891)
                                                                -----               -------               -------
                                                                $ (16)              $   (85)              $  (101)
                                                                =====               =======               =======

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                               -------------------------------------------------
                                                               RATE*                VOLUME*                TOTAL
                                                               -----                -------                -----
Interest income on mortgage
   securities collateral                                      $(119)                $(6,818)              $(6,937)
Interest expense on
   collateralized mortgage
   securities                                                  (106)                 (6,603)               (6,709)
                                                              -----                 -------               -------
                                                              $ (13)                $  (215)              $  (228)
                                                              =====                 =======               =======


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


                                      CMC SECURITIES CORPORATION I




Date:  November 3, 1998               By:   /s/ RONN K. LYTLE
                                            ----------------------------
                                            Ronn K. Lytle
                                            Chairman and Chief Executive Officer




Date:  November 3, 1998               By:   /s/ ANDREW F. JACOBS
                                            ----------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance,
                                              Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit             Description

  27                Financial Data Schedule