Form 10-K
period 1998-12-31
CMC SECURITIES CORP I
filed 1999-03-30
CIK 793278

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

AT MARCH 31, 1999 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS: NOT APPLICABLE.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 25, 1999: 10,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

================================================================================

                          CMC SECURITIES CORPORATION I

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                     PAGE
                                                                                     ----
                                     PART I
ITEM 1.         BUSINESS..........................................................    1

ITEM 2.         PROPERTIES........................................................    3

ITEM 3.         LEGAL PROCEEDINGS.................................................    3


                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.................................    3

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................    3

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    4

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.............................   15


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.............................................   16

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

The Company was formed primarily for the purpose of owning mortgage-backed, pass-through certificates ("Certificates") financed through the issuance of collateralized mortgage obligations ("CMOs"), which evidence an interest in a pool of mortgage loans secured by single-family residences. On September 16, 1992 the Securities and Exchange Commission declared effective an amended registration statement filed by the Company covering the offering of a maximum of $1.732 billion aggregate principal amount of CMOs.

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

COMPETITION

In issuing CMOs, the Company competes with other issuers of these securities and the securities themselves compete with other investment opportunities available to prospective purchasers. The Company does not currently anticipate issuing additional CMOs as it has essentially issued the maximum number of securities as provided for in its amended registration statement.

EMPLOYEES

At December 31, 1998 the Company had no employees. The Manager provides all executive and administrative personnel required by the Company.

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

SERVICING AND ADMINISTRATION

The originators of mortgage loans backing the Non-Agency Certificates may elect, if they meet the Company's criteria for servicers, either to service the loans they sell or to sell the loans with no agreement with respect to servicing. The Company enters into servicing agreements with each servicer.

As compensation for services rendered under the servicing agreements, the servicers retain a servicing fee, payable monthly, generally 1/4 of 1% per annum of the outstanding principal balance of each mortgage loan serviced as of the last day of each month. During 1998 Capstead Inc. serviced a significant number of the Company's mortgage loans. This servicing was sold by Capstead Inc. in December 1998 to an unaffiliated third party. During 1998, 1997 and 1996, Capstead Inc. retained fees from mortgage loan payments for servicing mortgage loans of $625,000, $779,000 and $822,000, respectively.

In addition CMC is the administrator with respect to certain of the Company's Non-Agency Certificates and CMOs. During 1998, 1997 and 1996, CMC retained fees for administering the Non-Agency Certificates and CMOs of $263,000, $296,000 and $336,000, respectively.

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

IMPACT OF YEAR 2000

Many existing computer software programs use only two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Manager utilizes a number of software systems to administer securitizations and otherwise manage the Company's affairs. In addition, the Manager utilizes vendors in various capacities and interfaces with various institutions. The Manager is exposed to the risk that its systems and the systems of its vendors and institutions it interfaces with are not Year 2000 compliant.

     State of Readiness. The Manager has made and will continue to make investments in its software systems and applications to ensure the Manager is Year 2000 compliant. The Manager is also taking steps to ensure that the vendors it utilizes and institutions that it interfaces with are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by the end of the second quarter of 1999.

     Costs. The financial costs of the Manager becoming Year 2000 compliant is the responsibility of the Manager.

     Risks and Contingency Planning. Although the Manager expects that all its systems and applications will be Year 2000 compliant per the above schedule and well prior to December 31, 1999, there can be no assurance that all of the vendors it utilizes and institutions that it interfaces with will complete their compliance efforts. The Manager will continue to monitor their efforts in this regard and will take all prudent steps necessary to ensure operations are not disrupted including the use of other vendors or other methodologies and processes to transact the Company's business. The effect of any disruption to the Company's operations of any such instances of non-compliance is presently not determinable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           REPORT OF ERNST & YOUNG LLP
                              INDEPENDENT AUDITORS



Stockholder and Board of Directors
CMC Securities Corporation I

We have audited the accompanying balance sheet of CMC Securities Corporation I (a wholly-owned subsidiary of Capstead Mortgage Corporation) as of December 31, 1998 and 1997, and related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMC Securities Corporation I at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






Dallas, Texas
February 4, 1999

                          CMC SECURITIES CORPORATION I
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           DECEMBER 31
                                                     --------------------------
                                                        1998           1997
                                                     -----------    -----------
ASSETS
   Mortgage securities collateral                    $   380,790    $   559,254
                                                     ===========    ===========


LIABILITIES
   Collateralized mortgage securities                $   380,790    $   559,254
   Accrued expenses                                           50             40
                                                     -----------    -----------

                                                         380,840        559,294
                                                     -----------    -----------

STOCKHOLDER'S EQUITY
   Common stock - $1.00 par value, 10 shares
     authorized, issued and outstanding                       10             10
   Paid-in capital                                            98             84
   Undistributed loss                                       (158)          (134)
                                                     -----------    -----------

                                                             (50)           (40)
                                                     -----------    -----------

                                                     $   380,790    $   559,254
                                                     ===========    ===========








See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                   YEAR ENDED DECEMBER 31
                                               --------------------------------
                                                1998        1997        1996
                                               --------    --------    --------
Interest income on mortgage
   securities collateral                       $ 35,202    $ 45,361    $ 51,372

Interest expense on
   collateralized mortgage securities            34,085      43,902      49,728
                                               --------    --------    --------

     Net interest income                          1,117       1,459       1,644
                                               --------    --------    --------

Other expenses:
   Management fees                                   10          10          10
   Professional fees and other                       13          13          12
   Pool insurance                                 1,118       1,459       1,644
                                               --------    --------    --------

     Total other expenses                         1,141       1,482       1,666
                                               --------    --------    --------

Net loss                                       $    (24)   $    (23)   $    (22)
                                               ========    ========    ========




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                        STATEMENT OF STOCKHOLDER'S EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                        COMMON STOCK
                                  ---------------------------     PAID-IN      UNDISTRIBUTED
                                    SHARES         AMOUNT         CAPITAL      INCOME (LOSS)      TOTAL
                                  ------------   ------------   ------------   ------------    ------------
Balance at
   January 1, 1996                          10   $         10   $         60   $        (89)   $        (19)

Capital contribution                      --             --               12           --                12

Net loss                                  --             --             --              (22)            (22)
                                  ------------   ------------   ------------   ------------    ------------

Balance at
   December 31, 1996                        10             10             72           (111)            (29)

Capital contribution                      --             --               12           --                12

Net loss                                  --             --             --              (23)            (23)
                                  ------------   ------------   ------------   ------------    ------------

Balance at
   December 31, 1997                        10             10             84           (134)            (40)

Capital contribution                      --             --               14           --                14

Net loss                                  --             --             --              (24)            (24)
                                  ------------   ------------   ------------   ------------    ------------

Balance at
   December 31, 1998                        10   $         10   $         98   $       (158)   $        (50)
                                  ============   ============   ============   ============    ============




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                    YEAR ENDED DECEMBER 31
                                               ---------------------------------
                                                 1998        1997        1996
                                               ---------    --------    --------
OPERATING ACTIVITIES:
   Net loss                                    $     (24)   $    (23)   $    (22)
   Noncash item - amortization of
     discount and premium                            (90)        (42)        (35)
   Net change in other assets and
     accrued expenses                                 10          10          10
                                               ---------    --------    --------
         Net cash used by
           operating activities                     (104)        (55)        (47)
                                               ---------    --------    --------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral         177,582      87,455      75,803
     Decrease in accrued interest receivable       1,112         540         469
     Decrease in short-term investments               30           5           5
                                               ---------    --------    --------
         Net cash provided by
           investing activities                  178,724      88,000      76,277
                                               ---------    --------    --------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities           (177,582)    (87,455)    (75,803)
     Decrease in accrued interest payable         (1,052)       (503)       (439)
   Capital contributions                              14          12          12
                                               ---------    --------    --------
         Net cash provided (used) by
           financing activities                 (178,620)    (87,946)    (76,230)
                                               ---------    --------    --------

Net change in cash and cash equivalents             --            (1)       --

Cash and cash equivalents at
   beginning of year                                --             1           1
                                               ---------    --------    --------

Cash and cash equivalents at
   end of year                                 $    --      $   --      $      1
                                               =========    ========    ========





See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of 3 months or less.

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

                                                         YEAR ENDED DECEMBER 31
                                                        ------------------------
                                                          1998          1997
                                                        ----------    ----------
Mortgage collateral                                     $  377,871    $  555,454
Short-term investments                                        --              25
Accrued interest receivable                                  2,286         3,402
                                                        ----------    ----------
   Total collateral                                        380,157       558,881
Unamortized premium                                            633           373
                                                        ----------    ----------

     Net collateral                                     $  380,790    $  559,254
                                                        ==========    ==========

The weighted average effective interest rate for mortgage securities collateral was 7.49% and 7.53% during 1998 and 1997, respectively.

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

                                                        YEAR ENDED DECEMBER 31
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
   Collateralized mortgage securities                $    377,870   $    555,452
   Accrued interest payable                                 2,583          3,634
                                                     ------------   ------------
     Total obligation                                     380,453        559,086
   Unamortized premium                                        337            168
                                                     ------------   ------------

       Net obligation                                $    380,790   $    559,254
                                                     ============   ============

   Range of average interest rates                   6.54% to 7.87% 6.55% to 7.85%
   Range of stated maturities                         2008 to 2023   2008 to 2023
   Number of series                                        7              7

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

The weighted average effective interest rate for collateralized mortgage securities was 7.26% and 7.29% during 1998 and 1997, respectively. Interest payments on collateralized mortgage securities of $33,087,000, $43,023,000 and $48,699,000 were made during 1998, 1997 and 1996, respectively.

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

The following table summarizes the fair value of financial instruments (in thousands):

                                           DECEMBER 31, 1998              DECEMBER 31, 1997
                                       ---------------------------   ---------------------------
                                        CARRYING         FAIR          CARRYING        FAIR
                                         AMOUNT          VALUE          AMOUNT         VALUE
                                       ------------   ------------   ------------   ------------
ASSETS
   Mortgage securities collateral      $    380,790   $    388,683   $    559,254   $    569,532

LIABILITIES
   Accrued expenses                              50             50             40             40
   Collateralized mortgage
     securities                             380,790        389,866        559,254        571,271

The fair values of mortgage securities collateral reflect unrealized gains of $7.9 million at December 31, 1998, and unrealized gains of $11.0 million and losses of $707,000 at December 31, 1997.

NOTE F -- ALLOWANCE FOR POSSIBLE LOSSES

The Company has limited exposure to losses on mortgage loans. Losses due to typical mortgagor default or fraud or misrepresentation during origination of the mortgage loan are substantially reduced by the acquisition of mortgage pool insurance from AAA-rated mortgage pool insurers. The amount of coverage under any such mortgage pool insurance policy is the amount (typically 10% to 12% of the aggregate amount in such pool of mortgage loans), determined by one or more Rating Agencies, necessary to allow the securities such pools are pledged to secure to be rated AAA, when combined with homeowner equity or other insurance coverage. Certain other risks, however, are not covered by mortgage pool insurance. These risks include special hazards which are not covered by standard hazard insurance policies. Special hazards are typically catastrophic events that are unable to be predicted (e.g., earthquakes). The Company has limited its exposure to special hazard losses by acquiring special hazard insurance coverage from an insurer rated AAA. Because of its limited exposure to mortgage loan losses, the Company has determined that an allowance for losses is not warranted at December 31, 1998.

Since approximately 58% of the Company's mortgage loans are secured by properties located in California, the Company has a concentration of risk related to the California market. However, the Company's exposure arising from this concentration is reduced by the acquisition of mortgage pool insurance and special hazard insurance.

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

NOTE H -- TRANSACTIONS WITH RELATED PARTIES

The Company had entered into servicing agreements with Capstead Inc., a subsidiary of CMC, the provisions of which are typical of such agreements in the mortgage servicing industry. Capstead Inc. sold this servicing to an unaffiliated third party in December 1998. Under the servicing agreements, Capstead Inc. retained from interest collected a servicing fee generally 1/4 of 1% per annum of the outstanding principal balance of mortgage loans serviced. Servicing fees of $625,000, $779,000 and $822,000 were retained by Capstead Inc. in 1998, 1997 and 1996, respectively.

CMC acts as administrator in relation to certain of the Company's Non-Agency Certificates and CMOs in which it performs certain administrative functions. CMC receives a fee of approximately 0.015% to 0.04% per annum of the outstanding principal amount of the bonds, after deducting trustee fees. Such fees totaled $263,000, $296,000 and $336,000 in 1998, 1997 and 1996, respectively.

During 1995 the Company had a $10 million revolving subordinated promissory note with CMC under which interest accrued on amounts payable based on the annual federal short-term rate as published by the Internal Revenue Service. This note matured January 1, 1996 and was replaced with a $1 million note that matured January 1, 1998, which was replaced with a $500,000 note with similar terms that expires January 1, 2000. Repayments may be made as funds are available.

NOTE I -- NET INTEREST INCOME ANALYSIS (UNAUDITED)

The following table summarizes interest income and interest expense and the average effective interest rate for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                 1998                     1997                      1996
                         ---------------------    ---------------------    ---------------------
                                     AVERAGE                   AVERAGE                  AVERAGE
                          AMOUNT       RATE        AMOUNT        RATE       AMOUNT       RATE
                         ---------   ---------    ---------   ---------    ---------   ---------
Interest income on
   mortgage securities
   collateral            $  35,202        7.49%   $  45,361        7.53%   $  51,372        7.58%
Interest expense on
   collateralized
   mortgage securities      34,085        7.26       43,902        7.29       49,728        7.34
                         ---------                ---------                ---------

Net interest income      $   1,117                $   1,459                $   1,644
                         =========                =========                =========

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                                      1998/1997
                                         --------------------------------------
                                           RATE          VOLUME        TOTAL
                                         ----------    ----------    ----------
Interest income on mortgage
   securities collateral                 $     (198)   $   (9,961)   $  (10,159)
Interest expense on collateralized
   mortgage securities                         (168)       (9,649)       (9,817)
                                         ----------    ----------    ----------

                                         $      (30)   $     (312)   $     (342)
                                         ==========    ==========    ==========

                                                       1997/1996
                                         --------------------------------------
                                           RATE          VOLUME        TOTAL
                                         ----------    ----------    ----------
Interest income on mortgage
   securities collateral                 $     (397)   $   (5,614)   $   (6,011)
Interest expense on collateralized
   mortgage securities                         (383)       (5,443)       (5,826)
                                         ----------    ----------    ----------

                                         $      (14)   $     (171)   $     (185)
                                         ==========    ==========    ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)      Documents filed as part of this report:

              1.   The following financial statements of the Company
                   are included in ITEM 8:                                           PAGE
                                                                                     ----
                   Balance Sheet - December 31, 1998 and 1997                          6
                   Statement of Operations - Three Years Ended
                    December 31, 1998                                                  7
                   Statement of Stockholder's Equity -
                    Three Years Ended December 31, 1998                                8
                   Statement of Cash Flows - Three Years Ended
                    December 31, 1998                                                  9
                   Notes to Financial Statements - December 31, 1998                  10

              2. Financial statement schedules: None.

                   All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
                   Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              3.   Exhibits:

              EXHIBIT
              NUMBER
              ------

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

              EXHIBIT
              NUMBER
              ------

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


                                              CMC SECURITIES CORPORATION I
                                                       REGISTRANT


Date: March 25, 1999                       By: /s/ ANDREW F. JACOBS
                                              ----------------------------------
                                                        Andrew F. Jacobs
                                               Executive Vice President-Finance,
                                                    Treasurer and Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.



/s/ RONN K. LYTLE                Chairman, Chief                 March 29, 1999
-------------------------          Executive Officer
 (Ronn K. Lytle)                   and Director


/s/ ANDREW F. JACOBS             Executive Vice President -      March 25, 1999
-------------------------          Finance, Treasurer
 (Andrew F. Jacobs)                and Secretary


/s/ MAURICE MCGRATH              Director                        March 26, 1999
-------------------------
 (Maurice McGrath)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                               INDEX TO EXHIBITS


              EXHIBIT
              NUMBER
              ------
               2.1        Agreement and Plan of Merger between the Company and
                          CMCSC I-A dated July 29, 1994(11)

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