Form 10-Q
period 1999-03-31
CMC SECURITIES CORP I
filed 1999-05-10
CIK 793278

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1999

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

Common Stock ($1.00 par value)                          10,000 as of May 6, 1999

================================================================================

                          CMC SECURITIES CORPORATION I
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX



                        PART I. -- FINANCIAL INFORMATION

                                                                               PAGE
                                                                               ----
ITEM 1. Financial Statements

   Balance Sheet -- March 31, 1999 and December 31, 1998.......................  1

   Statement of Operations -- Quarter Ended March 31, 1999 and 1998............  2

   Statement of Cash Flows -- Quarter Ended March 31, 1999 and 1998............  3

   Notes to Financial Statements...............................................  4

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........................  6


                                 PART II. -- OTHER INFORMATION


ITEM 1. Legal Proceedings......................................................  7

ITEM 5. Other Information......................................................  7

ITEM 6. Exhibits and Reports on Form 8-K.......................................  7

SIGNATURES.....................................................................  8

                        PART I. -- FINANCIAL INFORMATION
                          CMC SECURITIES CORPORATION I
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


ITEM 1. FINANCIAL STATEMENTS


                                                       MARCH 31, 1999   DECEMBER 31, 1998
                                                       --------------    --------------
                                                         (UNAUDITED)
ASSETS
   Mortgage securities collateral                      $      333,006    $      380,790
                                                       ==============    ==============


LIABILITIES
   Collateralized mortgage securities                  $      333,006    $      380,790
   Accrued expenses                                                53                50
                                                       --------------    --------------

                                                              333,059           380,840
                                                       --------------    --------------


STOCKHOLDER'S DEFICIT
   Common stock - $1.00 par value,
     10 shares authorized, issued
     and outstanding                                               10                10
   Paid-in capital                                                 98                98
   Undistributed loss                                            (161)             (158)
                                                       --------------    --------------

                                                                  (53)              (50)
                                                       --------------    --------------

                                                       $      333,006    $      380,790
                                                       ==============    ==============




See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                       QUARTER ENDED MARCH 31
                                                      -------------------------
                                                         1999           1998
                                                      ----------     ----------
Interest income on mortgage
   securities collateral                              $    6,448     $   10,186

Interest expense on collateralized
   mortgage securities                                     6,251          9,857
                                                      ----------     ----------

       Net interest income                                   197            329
                                                      ----------     ----------

Other expenses:
   Management fees                                             3              3
   Professional fees                                        --                7
   Pool insurance                                            197            329
                                                      ----------     ----------

     Total other expenses                                    200            339
                                                      ----------     ----------

Net loss                                              $       (3)    $      (10)
                                                      ==========     ==========









See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                          QUARTER ENDED MARCH 31
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
OPERATING ACTIVITIES:
   Net loss                                              $       (3)   $      (10)
   Noncash item - amortization of discount
     and premium                                                (12)           (1)
   Net change in other assets and accrued expenses                3             3
                                                         ----------    ----------
       Net cash used by
         operating activities                                   (12)           (8)
                                                         ----------    ----------

INVESTING ACTIVITIES:
   Mortgage securities collateral:
     Principal collections on collateral                     47,449        30,659
     Decrease in accrued interest receivable                    286           190
     Decrease in short-term investments                           3             3
                                                         ----------    ----------
       Net cash provided by
         investing activities                                47,738        30,852
                                                         ----------    ----------

FINANCING ACTIVITIES:
   Collateralized mortgage securities:
     Principal payments on securities                       (47,449)      (30,659)
     Decrease in accrued interest payable                      (277)         (192)
   Capital contributions                                       --               7
                                                         ----------    ----------
       Net cash used by
         financing activities                               (47,726)      (30,844)
                                                         ----------    ----------

Net change in cash and cash equivalents                        --            --

Cash and cash equivalents at beginning
   of period                                                   --            --
                                                         ----------    ----------

Cash and cash equivalents at end of period               $     --      $     --
                                                         ==========    ==========


See accompanying notes to financial statements.

                          CMC SECURITIES CORPORATION I
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the CMC Securities Corporation I annual report on Form 10-K for the year ended December 31, 1998.

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

The following table summarizes the fair values of mortgage securities collateral (in thousands):

                                               MARCH 31, 1999    DECEMBER 31, 1998
                                               --------------    -----------------
         Carrying amount                       $      333,006     $      380,790
         Unrealized gains                               6,271              7,893
         Unrealized losses                               (376)              --
                                               --------------     --------------

           Fair value                          $      338,901     $      388,683
                                               ==============     ==============

All mortgage securities collateral is held-to-maturity. The maturity of mortgage securities collateral is directly affected by the rate of principal prepayments by mortgagors. In addition, upon the redemption of remaining bonds outstanding pursuant to clean-up calls, released collateral may be sold. Such sales are deemed maturities under the provisions of Statement of Financial Accounting Standards No. 115. No such redemptions occurred during the three months ended March 31, 1999 or during 1998.

NOTE C -- NET INTEREST INCOME ANALYSIS

The following table summarizes interest income and interest expense and the average effective interest rates for mortgage securities collateral and collateralized mortgage securities (dollars in thousands):

                                                    QUARTER ENDED MARCH 31
                                      ---------------------------------------------------
                                              1999                         1998
                                      ---------------------        ----------------------
                                                    AVERAGE                      AVERAGE
                                      AMOUNT         RATE          AMOUNT          RATE
                                      ------        -------        ------        --------
Interest income on mortgage
   securities collateral              $6,448         7.27%         $10,186       7.52%
Interest expense on
   collateralized mortgage
   securities                          6,251         7.05            9,857       7.28
                                      ------                       -------

Net interest                          $  197                       $   329
                                      ======                       =======

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (in thousands):

                                              RATE*        VOLUME*        TOTAL
                                           ----------    ----------    ----------
Interest income on mortgage
   securities collateral                   $     (331)   $   (3,407)   $   (3,738)
Interest expense on
   collateralized mortgage
   securities                                    (300)       (3,306)       (3,606)
                                           ----------    ----------    ----------

                                           $      (31)   $     (101)   $     (132)
                                           ==========    ==========    ==========

* THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

Interest payments on collateralized mortgage securities of $6,230,000 and $9,639,000 were made during the quarters ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CMC Securities Corporation I (the "Company"), was incorporated in Nevada on May 7, 1986 as a special-purpose finance corporation and is a wholly-owned subsidiary of Capstead Mortgage Corporation ("CMC").

As of November 30, 1993, the Company had issued 10 series of collateralized mortgage obligations ("CMOs") with an aggregate original principal balance of $1,727,627,000 under the registration statement. These issuances have been accounted for as financings. The Company has essentially issued the maximum amount of securities under the $1.732 billion amended registration statement and, therefore, the Company has not issued any CMOs since November 30, 1993. Since the Company did not retain any investment in the CMOs issued, no economic benefit was or will be received, and therefore no net income or loss was or will be recognized.

The Company's net losses are due to operational costs incurred (management and professional fees).

LIQUIDITY AND CAPITAL RESOURCES

All ongoing cash CMO expenses of the Company are paid out of the excess cash flows on the CMOs issued before the residual holders receive their residual interest. The Company believes that the excess cash flows will be sufficient to pay ongoing CMO expenses. Cash flow requirements due to ongoing operational costs are funded by CMC.

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

     Costs. The financial costs of the Manager becoming Year 2000 compliant are the responsibility of the Manager.

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

                          PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:  None.

ITEM 5. OTHER INFORMATION:  None.

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


                                        CMC SECURITIES CORPORATION I



Date:  May 6, 1999                      By: /s/ RONN K. LYTLE
                                            ------------------------------------
                                            Ronn K. Lytle
                                            Chairman and Chief Executive Officer




Date:  May 6, 1999                      By: /s/ ANDREW F. JACOBS
                                            ------------------------------------
                                            Andrew F. Jacobs
                                            Executive Vice President - Finance
                                                Treasurer and Secretary

                               INDEX TO EXHIBITS

Exhibit
Number          Description
-------         -----------
 27             Financial Data Schedule